Form 10QSB
period 2005-09-30
Scrap China CORP
filed 2005-11-01
CIK 1336388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission File Number 000-51503

Scrap China Corporation
(Name of Small business Issuer in its charter)

Utah	81 - 0674073
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

175 East 400 South Suite 900, Salt Lake City, Utah	84111
(Address of principal executive offices)	(Zip Code)

801-531-0404
(Issuer's telephone number)

State the number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date: October 31, 2005 - 10,000,000

SCRAP CHINA CORPORATION
FORM 10-QSB
QUARTER ENDED September 30, 2005

TABLE OF CONTENTS

		Page
PART I- FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Balance Sheets - September 30, 2005 and June 30, 2005 (Unaudited)		3

Condensed Statements of Operations for the Three Months Ended September 30, 2005
and for the period June 15, 2005 (date of inception) through September 30, 2005 (Unaudited)		3

Condensed Statements of Cash Flows for the Three Months Ended September 30, 2005
and for the period June 15, 2005 (date of inception) through September 30, 2005 (Unaudited)		4

Notes to Condensed Financial Statements		5

Item 2	Management’s Discussion and Analysis	6

Item 3.	Controls and Procedures	7

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	7

Item 2.	Changes in Securities and Small Business Issuer Purchase of Equity Securities	7

Item 3.	Default Upon Senior Securities	7

Item 4.	Submission of Matters to a Vote of Security Holders	7

Item 5.	Other Information	7

Item 6.	Exhibits and Reports on Form 8-K	8

Signatures		9

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SCRAP CHINA CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)
	September 30,	June 30,
	2005	2005
ASSETS
Current Assets
Cash	$168	$168
Prepaid expenses	-	4,000

Total Assets	$168	$4,168

LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)
Current Liabilities
Accrued liabilities	$2,500	$3,500
Payable to related party	34,305	-

Total Current Liabilities	36,805	3,500

Stockholder's Equity/(Deficit)
Common shares - 250,000,000 shares authorized; 10,000,000 shares issued and outstanding,	10,000	10,000
Accumulated deficit	(46,637)	(9,332)

Total Stockholder's Equity/(Deficit)	(36,637)	668

Total Liabilities and Stockholder's Equity/(Deficit)	$168	$4,168

SCRAP CHINA CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
		For the period
		June 15, 2005
	For the three	(date of inception)
	months ended	through
	September 30,	September 30,
	2005	2005
Sales	$-	$-

Operating Expenses
Selling, general and administrative expenses	37,305	46,637

Total Operating Expenses	37,305	46,637

Net Loss	$(37,305)	$(46,637)

Basic and Diluted Net Loss per Share	$-	$-

Weighted-Average Common Shares Outstanding	10,000,000	10,000,000

See the accompanying notes to the condensed financial statements

SCRAP CHINA CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
		For the period
		June 15, 2005
	For the three	(date of inception)
	months ended	through
	September 30,	September 30,
	2005	2005

Cash Flows From Operating Activities:
Net loss	$(37,305)	$(46,637)
Changes in assets and liabilities:
Prepaid expenses	4,000	-
Accrued liabilities	(1,000)	2,500
Payment of operating expense by a related party	34,305	34,305

Net Cash (Used In) Operating Activities	-	(9,832)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:
Proceeds from sale of common stock	-	10,000

Net Cash Provided By Financing Activities	-	10,000

Net Change in Cash	-	168

Cash at Beginning of Period	168	-

Cash at End of Period	$168	$168

See the accompanying notes to the condensed financial statements

SCRAP CHINA CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1-ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations— On June 15, 2005, Scrap China, Corporation (“the Company”) was organized under the laws of the State of Utah. The Company is considered a development stage enterprise and is in the process of raising capital to fund operations. As such, the Company has since inception spent most of its efforts in developing its business plan and in raising capital to fund its operations. The Company has relied upon cash flows from equity issuances to sustain operations. The Company’s plan is to set up a base of operations in China and to obtain all necessary permits and licenses required to import scrap materials into China.  The Company will then be able to formulate its business plan and project finance requirements. The Company has had no revenues from any source to date. The Company is a wholly owned subsidiary of RecycleNet Corporation.

Basis of Presentation — The accompanying condensed financial statements have been prepared by Scrap China Corporation and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America.

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in conjunction with the Company's annual financial statements included in the Company's annual report on Form 10SB as of June 30, 2005 10SB previously filed with the SEC on August 18, 2005, and subsequent amendments made thereto.. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended June 30, 2006.

Business Condition — The Company is a new company with no operating history. It has not yet been able to develop and execute its business plan. This situation raises substantial doubt about its ability to continue as a going concern. The Company plans to fund its operations by issuing equity securities or loans from related parties. Success in these efforts is not assured. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 2-PAYABLE TO RELATED PARTY

During the three months ended September 30, 2005, the Company’s sole shareholder, RecycleNet Corporation, paid travel, management, legal and accounting expenses on behalf of the Company in the amount of $34,305. These amounts are due on demand and bear no interest.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operation

In the year 2000, RecycleNet Corporation recognized the need for specific geographic web portals within its business and it established an online presence to correspond with each continent. The management of RecycleNet Corporation believed that the growing potential for business in Asia demanded separate attention and therefore, implemented a strategy to establish a Secondary Commodity Clearinghouse service in China. As a result, on June 15, 2005 a new business segment was formed, a Utah corporation, Scrap China Corporation. Scrap China Corporation, the new business segment, is wholly owned and operated by RecycleNet Corporation.

RecycleNet Corporation trades publicly as OTC: GARM and is a "reporting company" under the Securities Exchange Act of 1934. RecycleNet Corporation is a Utah corporation originally incorporated on December 29, 1961 as Bern Enterprises Inc. and the name was changed to Garbalizer Machinery Corporation in April 1977. On February 25, 1999, RecycleNet Corporation (Ontario) entered into a reorganization agreement with Garbalizer Machinery Corporation of Utah, a company whose shares were publicly traded on the bulletin board securities market utilizing the symbol “GARM.” On March 19, 1999, the reorganization was consummated with Garbalizer Machinery Corporation surviving and changing its name to RecycleNet Corporation (Utah). Prior to the March 19, 1999 reorganization, the assets less liabilities of Garbalizer Machinery Corporation were sold to Garb-Oil & Power Corporation (Utah).

Scrap China Corporation is a development stage company. The Company’s plan is to set up a base of operations in China and to obtain all necessary permits, registrations or licenses required to facilitate the import of scrap materials into China. The Company will then be able to formulate its business plan and project finance requirements.

The Company is unaware of any existing or probable government regulations in the USA that would have any material negative impact on our business.

The Company is in the preliminary stages of determining which permits, registrations or licenses are required to import goods into China and the costs associated with them. There are a number of permits, registrations and licenses that may be required by either the Company, or by any buyer or seller that the Company deals with, in order to be in compliance with any Chinese rules, regulations and environmental laws. The Company does not anticipate any difficulties in completing this process or any difficulties in obtaining any necessary documentation that may be required.

To date the Company has determined that the following permits, registrations or licenses may be required in China:

1.	General Administration for Quality Supervision, Inspection and Quarantine - AQSIQ
2.	Compulsory Certificate - CCC

On June 15, 2005, upon inception of the Company, initial seed capital of US $10,000. was provided by the parent company, RecycleNet Corporation by purchasing 10,000,000 common shares (100%). The funds provided are to be used to establish a base of operations in China. Additional funds, if required, over the next twelve months, will be provided by the parent company, RecycleNet Corporation. The Company does not anticipate spending more than US $100,000. over the next twelve months.

The Company does not anticipate the purchase of any significant equipment or buildings during the development stage.

The Company does not expect any significant change in employees.

Off-Balance Sheet Arrangements

None

ITEM 3.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d015(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Neither the Company nor any of its officers, directors or greater than 10% beneficial shareholders are involved in any litigation or legal proceedings involving the business of the Company.

ITEM 2.	CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

On June 15, 2005, upon inception of the Company,10,000,000 common shares (100%) were purchased by RecycleNet Corporation for US $10,000. There were no discounts or commissions paid in relation to this transaction. The exemption the Company relied upon for this transaction is section 4(2) under the Securities Act of 1933.  The officers and boards of directors of both companies are identical, and the directors of RecycleNet Corporation are fully familiar with the business and financial prospects of the Company in its operations in China.  The shares represented by the certificate issued by the Company to RecycleNet Corporation bears a legend prohibiting any transfer absent future registration under the 1933 Act or an available exemption there under. No other offers or sales have been made by the Company and none are intended at the present time.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Index to Exhibits

Exhibit 3.1	-	Articles of Incorporation (1)

Exhibit 20	-	Resolution of Board of directors re Acquisition of Shares (1)

Exhibit 31.1	-	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	-	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	-	Certification of Chief Executive Officer pursuant to U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	-	Certification of Chief Financial Officer pursuant to U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference herein filed as exhibits to the Company's Registration Statement on Form 10SB previously filed with the SEC on August 18, 2005, and subsequent amendments made thereto.

Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Scrap China Corporation

November 1, 2005	/s/ Paul Roszel
Paul Roszel, President and Chairman of the Board of Directors

November 1, 2005	/s/ Richard Ivanovick
Richard Ivanovick, C.A., Chief Financial and Accounting Officer