Form 10QSB
period 2005-12-31
Scrap China CORP
filed 2006-02-13
CIK 1336388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: December 31, 2005

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________

Commission File Number 000-51503

Scrap China Corporation
(Name of Small business Issuer in its charter)

Utah	81 - 0674073
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

175 East 400 South Suite 900, Salt Lake City, Utah	84111	801-531-0404
(Address of principal executive offices)	(Zip Code)	(Issuer's telephone number)

State the number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date: January 31, 2006 - 10,000,000

SCRAP CHINA CORPORATION
FORM 10-QSB
QUARTER ENDED December 31, 2005

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Balance Sheets - December 31, 2005 and June 30, 2005 (Unaudited)		3

Condensed Statements of Operations for the Three and Six Months Ended December 31, 2005 and for the period June 15, 2005 (date of inception) through December 31, 2005 (Unaudited)		3

Condensed Statements of Cash Flows for the Six Months Ended December 31, 2005 and for the Period From June 15, 2005 (date of inception) through December 31, 2005 (Unaudited)		4

Notes to Condensed Financial Statements (Unaudited)		5

Item 2.	Management’s Discussion and Analysis or Plan of Operation	6

Item 3.	Controls and Procedures	7

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	7

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 3.	Default Upon Senior Securities	7

Item 4.	Submission of Matters to a Vote of Security Holders	7

Item 5.	Other Information	8

Item 6.	Exhibits and Reports on Form 8-K	8

Signatures		9

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(UNAUDITED)
	December 31,	June 30,
	2005	2005

ASSETS
Current Assets
Cash	$168	$168
Prepaid expenses	-	4,000

Total Assets	$168	$4,168

LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)
Current Liabilities
Accrued liabilities	$4,500	$3,500
Payable to related party	49,798	-

Total Current Liabilities	54,298	3,500

Stockholder's Equity/(Deficit)
Common shares - 250,000,000 shares authorized; 10,000,000 shares issued and outstanding, respectively	10,000	10,000
Accumulated deficit	(64,130)	(9,332)

Total Stockholder's Equity/(Deficit)	(54,130)	668

Total Liabilities and Stockholder's Equity/(Deficit)	$168	$4,168

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
			For the period
			June 15, 2005
	For the three	For the six	(date of inception)
	months ended	months ended	through
	December 31,	December 31,	December 31,
	2005	2005	2005

Sales	$-	$-	$-

Operating Expenses
Selling, general and administrative expenses	17,493	54,798	64,130
Total Operating Expenses	17,493	54,798	64,130
Net Loss	$(17,493)	$(54,798)	$(64,130)

Basic and Diluted Net Loss per Share	$-	$-
Weighted-Average Common Shares Outstanding	10,000,000	10,000,000

See the accompanying notes to the condensed financial statements

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

		For the period
		June 15, 2005
	For the six	(date of inception)
	months ended	through
	December 31,	December 31,
	2005	2005

Cash Flows From Operating Activities:
Net loss	$(54,798)	$(64,130)
Changes in assets and liabilities:
Prepaid expenses	4,000	-
Accrued liabilities	1,000	4,500
Payment of operating expense by a related party	49,798	49,798

Net Cash (Used In) Operating Activities	-	(9,832)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:
Proceeds from sale of common stock	-	10,000

Net Cash Provided By Financing Activities	-	10,000

Net Change in Cash	-	168

Cash at Beginning of Period	168	-

Cash at End of Period	$168	$168

See the accompanying notes to the condensed financial statements

SCRAP CHINA CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(UNAUDITED)

NOTE 1-ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations— On June 15, 2005, Scrap China, Corporation (“the Company”) was organized under the laws of the State of Utah. The Company is considered a development stage enterprise and is in the process of raising capital to fund operations. As such, the Company has, since inception, spent most of its efforts in developing its business plan and in raising capital to fund its operations. The Company has relied upon cash flows from equity issuances and advances from RecycleNet Corporation to sustain operations. The Company’s plan is to set up a base of operations in China and to obtain all necessary permits and licenses required to import scrap materials into China.  The Company will then be able to formulate its business plan and project finance requirements. The Company has had no revenues from any source to date. The Company is a wholly owned subsidiary of RecycleNet Corporation.

On November 30, 2005 RecycleNet Corporation, the parent company, announced the spin-off of Scrap China Corporation effective January 20, 2006. From the date of the spin-off, Scrap China Corporation functions as its own fully reporting entity and is no longer a wholly owned subsidiary of RecycleNet Corporation.

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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in conjunction with the Company's annual financial statements included in the Company's annual report on Form 10SB as of June 30, 2005 previously filed with the SEC on August 18, 2005, and subsequent amendments made thereto. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended June 30, 2006.

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

NOTE 2-PAYABLE TO RELATED PARTY

During the six months ended December 31, 2005, the Company’s sole shareholder, RecycleNet Corporation, paid travel, management, legal and accounting expenses on behalf of the Company in the amount of $49,798. These amounts are due on demand and bear no interest.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

On June 15, 2005, upon inception of the Company, initial seed capital of $10,000. was provided by the parent company, RecycleNet Corporation by purchasing 10,000,000 common shares (100%). The funds provided are to be used to establish a base of operations in China. Additional funds, if required, over the next twelve months, will be provided by the parent company, RecycleNet Corporation. The Company does not anticipate spending more than $100,000. over the next twelve months.

The Company does not anticipate the purchase of any significant equipment or buildings during the development stage.

The Company does not expect any significant change in employees.

On November 30, 2005 RecycleNet Corporation, the parent company, announced the spin-off of Scrap China Corporation effective January 20, 2006. From the date of the spin-off, Scrap China Corporation functions as its own fully reporting entity and no longer is a wholly owned subsidiary of RecycleNet Corporation. On November 29, 2005 RecycleNet Corporation submitted the appropriate 8-K filing to the Securities and Exchange Commission announcing the effective spin-off date.

Off-Balance Sheet Arrangements

None

ITEM 3 - CONTROLS AND PROCEDURES

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

Item 1: LEGAL PROCEEDINGS

Neither the Company nor any of its officers, directors or greater than 10% beneficial shareholders are involved in any litigation or legal proceedings involving the business of the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 15, 2005, upon inception of the Company, 10,000,000 common shares (100%) were purchased by RecycleNet Corporation for $10,000. There were no discounts or commissions paid in relation to this transaction. The exemption the Company relied upon for this transaction is section 4(2) under the Securities Act of 1933.  The officers and boards of directors of both companies are identical, and the directors of RecycleNet Corporation are fully familiar with the business and financial prospects of the Company in its operations in China.  The shares represented by the certificate issued by the Company to RecycleNet Corporation bears a legend prohibiting any transfer absent future registration under the 1933 Act or an available exemption there under.

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

Scrap China Corporation

February 13, 2006	/s/ Paul Roszel
Paul Roszel, President and Chairman of the Board of
Directors

February 13, 2006	/s/ Richard R Ivanovick
Richard R Ivanovick, C.A., Chief Financial and
Accounting Officer