Form 10QSB
period 2006-03-31
Scrap China CORP
filed 2006-05-15
CIK 1336388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number 000-51503

Scrap China Corporation
(Name of Small business Issuer in its charter)

Utah	81 - 0674073
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

175 East 400 South Suite 900, Salt Lake City, Utah	84111
(Address of principal executive offices)	(Zip Code)

801-531-0404
(Issuer's telephone number)

State the number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date: April 30, 2006 - 7,710,836

SCRAP CHINA CORPORATION
FORM 10-QSB

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Balance Sheets - March 31, 2006 and June 30, 2005 (Unaudited)		3

Condensed Statements of Operations for the Three and Nine Months Ended March 31, 2006 and for the period June 15, 2005 (date of inception) through December 31, 2005 (Unaudited)		4

Condensed Statements of Cash Flows for the Nine Months Ended March 31, 2006 and for the Period From June 15, 2005 (date of inception) through March 31, 2006 (Unaudited)		4

Notes to Condensed Financial Statements (Unaudited)		5

Item 2.	Management’s Discussion and Analysis or Plan of Operation	6

Item 3.	Controls and Procedures	6

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	7

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 3.	Default Upon Senior Securities	7

Item 4.	Submission of Matters to a Vote of Security Holders	7

Item 5.	Other Information	7

Item 6.	Exhibits and Reports on Form 8-K	7

Signatures		8

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(UNAUDITED)
	March 31,	June 30,
	2006	2005
ASSETS
Current Assets
Cash	$468	$168
Prepaid expenses	-	4,000

Total Assets	$468	$4,168

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current Liabilities
Accrued liabilities	$4,230	$3,500
Advances from related party	64,910	-

Total Current Liabilities	69,140	3,500

Stockholders' Equity/(Deficit)
Common shares - 250,000,000 shares authorized; 7,710,836 and 10,000,000 shares issued and outstanding, respectively	10,000	10,000
Accumulated deficit	(78,672)	(9,332)

Total Stockholders' Equity/(Deficit)	(68,672)	668

Total Liabilities and Stockholders' Equity/(Deficit)	$468	$4,168

See the accompanying notes to the condensed consolidated financial statements.

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended	For the nine months ended	For the period June 15, 2005 (date of inception) through
	March 31,	March 31,	March 31,
	2006	2006	2006
Sales	$-	$-	$-

Operating Expenses
Selling, general and administrative expenses	14,542	69,340	78,672

Total Operating Expenses	14,542	69,340	78,672

Net Loss	$(14,542)	$(69,340)	$(78,672)

Basic and Diluted Net Loss per Share	$-	$-

Weighted-Average Common Shares Outstanding	9,044,085	9,677,821

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended	For the period June 15, 2005 (date of inception) through
	March 31,	March 31,
	2006	2006
Cash Flows From Operating Activities:
Net loss	$(69,340)	$(78,678)
Changes in assets and liabilities:
Accrued liabilities	4,730	4,230

Net Cash (Used In) Operating Activities	(64,610)	(74,448)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:
Advances from related party	64,910	64,910
Proceeds from sale of common stock	-	10,000

Net Cash Provided By Financing Activities	64,910	74,910

Net Change in Cash	300	468

Cash at Beginning of Period	168	-

Cash at End of Period	$468	$468

See the accompanying notes to the condensed consolidated financial statements.

SCRAP CHINA CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2006
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

On November 30, 2005 RecycleNet Corporation, of which Scrap China Corporation was a wholly-owned subsidiary, announced the spin-off of Scrap China Corporation effective January 20, 2006. From the date of the spin-off, Scrap China Corporation functions as its own fully reporting entity. The spin-off was in the form of a pro-rata share dividend to RecycleNet Corporation shareholders. On January 20, 2006, the shareholders of record of RecycleNet Corporation received one share of Scrap China Corporation for every ten shares of RecycleNet Corporation. The remaining undistributed share balance of 2,289,164 shares, was returned to the Scrap China Corporation treasury at no cost from RecycleNet Corporation. The balance of issued and outstanding shares of Scrap China Corporation as of March 31, 2006 is 7,710,836.

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

NOTE 2-ADVANCES FROM RELATED PARTY

During the nine months ended March 31, 2006, RecycleNet Corporation, paid travel, management, legal and accounting expenses on behalf of the Company in the amount of $64,910. These amounts are due on demand and bear no interest.

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

The Company is unaware of any existing or probable government regulations that would have any material negative impact on our business.

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

On June 15, 2005, upon inception of the Company, initial seed capital of $10,000 was provided by RecycleNet Corporation by purchasing 10,000,000 common shares (100%). The funds provided were used toward establishing a base of operations in China. As of March 31, 2006, funds of $64,910 have been advanced to the Company by RecycleNet Corporation, and if required, additional funds will be advance over the next twelve months.  These amounts are due on demand to RecycleNet Corporation and bear no interest. The Company does not anticipate spending more than $100,000 over the next twelve months. There is no assurance that RecycleNet will be able to make the necessary advances.

On November 30, 2005 RecycleNet Corporation announced the spin-off of Scrap China Corporation effective January 20, 2006. As of January 20, 2006, Scrap China Corporation, the new business segment formed by RecycleNet Corporation was spun-off to operate as its own independent company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 30, 2005 RecycleNet Corporation announced the spin-off of Scrap China Corporation effective as of January 20, 2006. On January 20, 2006, the shareholders of record of RecycleNet Corporation received one share of Scrap China Corporation for every ten shares of RecycleNet Corporation. The remaining undistributed share balance, 2,289,164 shares, were returned to the Scrap China Corporation treasury at no cost from RecycleNet Corporation. The balance of issued and outstanding shares of Scrap China Corporation as of March 31, 2006 is 7,710,836.

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

Scrap China Corporation

April 30, 2006	/s/ Paul Roszel
Paul Roszel, President and Chairman of the Board of Directors

April 30, 2006	/s/ Richard R Ivanovick
Richard R Ivanovick, C.A., Chief Financial and Accounting Officer