Form 10KSB
period 2006-06-30
Scrap China CORP
filed 2006-09-28
CIK 1336388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

GENERAL FORM FOR REGISTRATION OF SECURITIES OF SMALL BUSINESS ISSUERS
Under Section 12(b) or (g) of the Securities Exchange Act of 1934

Scrap China Corporation

(Name of Small business Issuer in its charter)

Utah	81 - 0674073
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

175 East 400 South Suite 900, Salt Lake City, Utah	84111	801-531-0404

(Address of principal executive offices)	(Zip Code)	(Issuer's telephone number)

www.scrapchina.com
(Web Address)

State the number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date: August 15, 2006 - 7,710,843

SCRAP CHINA CORPORATION
INDEX

FORWARD LOOKING STATEMENTS

Scrap China Corporation (the "Company", "we" or "us") cautions readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements that may have been made in this Form 10-KSB or that are otherwise made by or on behalf of us. For this purpose, any statements contained in the Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements.

Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "plan" or “continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, our limited history of non-profitability, our dependence on a limited number of customers and key personnel, the need for additional financing and our dependence on certain industries. We are also subject to other risks detailed herein or detailed from time to time in our filings with the Securities and Exchange Commission.

PART ONE

Item 1:	Description of Business

Company History

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

On June 15, 2005, Scrap China Corporation (“the Company”) was organized under the laws of the State of Utah as a wholly-owned subsidiary of RecycleNet Corporation. The Company is considered a development stage enterprise and is in the process of raising capital to fund operations. As such, the Company has, since inception, spent most of its efforts in developing its business plan and in raising capital to fund its operations. The Company has relied upon cash flows from equity issuances and advances from RecycleNet Corporation to sustain operations. The Company’s plan is to set up a base of operations in China and to obtain all necessary permits and licenses required to import scrap materials into China.  The Company will then be able to formulate its business plan and project finance requirements. The Company has had no revenues from any source to date.

On November 30, 2005 RecycleNet Corporation announced the spin-off of Scrap China Corporation effective January 20, 2006. The spin-off was in the form of a pro-rata share dividend to RecycleNet Corporation common shareholders. On January 20, 2006, the common shareholders of record of RecycleNet Corporation received one share of Scrap China Corporation for every ten shares of RecycleNet Corporation. The remaining undistributed share balance of 2,289,157 shares, was returned to the Scrap China Corporation treasury at no cost from RecycleNet Corporation. The balance of issued and outstanding shares of Scrap China Corporation as of June 30, 2006 was 7,710,843.

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

Bankruptcy or Receivership or Similar Proceedings

None

Outline of Business Plan

Scrap China Corporation is a development stage company. The Company plans to operate a Secondary Commodity Clearinghouse service to import scrap materials into China. This is a service to facilitate buyers and sellers of scrap or waste materials to exchange goods. These materials include, but are not limited to, scrap metal, scrap paper, scrap plastic, scrap glass, etc. The Company anticipates generating revenue by charging a transaction fee on the materials traded to the scrap consumers. The Company’s plan is to assess the viability of setting up a base of operations in China and to obtain all necessary permits, registrations or licenses required to facilitate the import of scrap materials into China. The Company will then be able to formulate its business plan and project finance requirements. In the interim, seed capital has been provided by the former parent company, RecycleNet Corporation.

Effect of Government Regulations

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

Employees

Scrap China Corporation currently has no employees.

Competition

The management of Scrap China Corporation is unaware of any direct competition in the Secondary Commodity Clearinghouse market. This service will assist buyers and sellers of scrap or waste materials to exchange goods. These materials include, but are not limited to, scrap metal, scrap paper, scrap plastic, scrap glass, etc. Management has identified hundreds of consumers and traders of scrap materials in China that they believe to be potential customers. The Company does not anticipate having any one principal supplier or buyer that they would be dependent on.

Reports to Security Holders

The Company is a "reporting company" under the Securities Exchange Act of 1934 and is required to file annual, quarterly and periodic reports with the Securities and Exchange Commission, such as Forms 10-KSB, 10-QSB, and 8-K. The reports are available at the Commission's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, telephone 1-800-SEC-0330 and may be retrieved electronically via the Internet at www.sec.gov.

The Company intends to prepare and deliver to its security holders an annual report each year, which will include audited financial statements.

Item 2:	Description of Property

Facilities

Currently, the company does not own, lease or occupy its own facilities. All operations are conducted from the offices occupied by RecycleNet Corporation, the former parent company of Scrap China Corporation.

Item 3:	Legal Proceedings

Neither the Company nor any of its officers, directors or greater than 10% beneficial shareholders are involved in any litigation or legal proceedings involving the business of the Company.

Item 4:	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year ended June 30, 2006.

PART TWO

Item 5:	Market for Common Equity and Related Stockholder Matters

As of June 30, 2006, the number of holders of record of the Company's common shares was 708. The Company has not declared or paid any cash dividends. It is not anticipated that any cash dividends will be declared or paid in the near future. There are no contractual or other restrictions that limit the ability of the Company to pay dividends on its common shares and none are anticipated in the future.

Description of Securities

The Company has authorized 250,000,000 common shares. There are no provisions in the Articles of Incorporation of the Company that would delay, defer, or prevent a change in control of the Company. The Company has no debt securities issued.

Recent Sales of Unregistered Securities

On June 15, 2005, upon inception of the Company, 10,000,000 common shares (100%) were purchased by RecycleNet Corporation for US $10,000. There were no discounts or commissions paid in relation to this transaction.
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

On November 30, 2005 RecycleNet Corporation, announced the spin-off of Scrap China Corporation, a wholly owned subsidiary. The spin-off was in the form of a pro-rata share dividend to RecycleNet Corporation common shareholders. On January 20, 2006, the common shareholders of record of RecycleNet Corporation received one share of Scrap China Corporation for every ten shares of RecycleNet Corporation. The remaining undistributed share balance of 2,289,157 shares, was returned to the Scrap China Corporation treasury at no cost from RecycleNet Corporation. The balance of issued and outstanding shares of Scrap China Corporation as of June 30, 2006 was 7,710,843.

No other offers or sales have been made by the Company and none are intended at the present time.

Item 6:	Managements Discussion and Analysis or Plan of Operation

Plan of Operation

Scrap China Corporation is a development stage company. The Company’s plan is to set up a base of operations in China and to obtain all necessary permits, registrations or licenses required to facilitate the import of scrap materials into China. The Company will then be able to formulate its business plan and project finance requirements.

On June 15, 2005, upon inception of the Company, initial seed capital of $10,000. was provided by the parent company, RecycleNet Corporation by purchasing 10,000,000 common shares (100%). The funds provided were used toward establishing a base of operations in China. Additional funds, if required, over the next twelve months, will be provided by RecycleNet Corporation and will be treated as an advance to a related party. These advances are due on demand and bear no interest. The Company does not anticipate spending more than $100,000. over the next twelve months.

The Company does not anticipate the purchase of any significant equipment or buildings during the development stage.

The Company does not expect any significant change in employees.

Off-Balance Sheet Arrangements

None

Item 7:	Financial Statements

Scrap China Corporation
(A Development Stage Enterprise)
INDEX TO FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	8

Financial Statements:

Balance Sheets - June 30, 2006 and 2005	9

Statements of Operations for the Year Ended June 30, 2006 and for the Period from June 15, 2005 (Date of Inception) through June 30, 2005 and for the Period from June 15, 2005(Date of Inception) through June 30, 2006	9

Statements of Stockholders’ Equity (Deficit) for the Period from June 15, 2005 (Date of Inception) through June 30, 2005 and for the Year Ended June 30, 2006	10

Statements of Cash Flows for the Year Ended June 30, 2006 and for the Period from June 15, 2005 (Date of Inception) through June 30, 2005 and for the Period from June 15, 2005(Date of Inception) through June 30, 2006	10

Notes to Financial Statements	11

HANSEN, BARNETT& MAXWELL
A Professional Corporation	Registered with the Public Company
CERTIFIED PUBLIC ACCOUNTANTS	Accounting Oversight Board
AND
BUSINESS CONSULTANTS
5 Triad Center, Suite 750 Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder
Scrap China, Corporation

We have audited the balance sheets of Scrap China Corporation (a development stage enterprise) as of June 30, 2006 and 2005 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended June 30, 2006 and for the period from June 15, 2005 (date of inception) through June 30, 2005 and for the period from June 15, 2005 (date of inception) through June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scrap China Corporation as of June 30, 2006 and 2005 and the results of its operations and its cash flows year ended June 30, 2006 and for the period from June 15, 2005 (date of inception) through June 30, 2005 and for the period from June 15, 2005 (date of inception) through June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s lack of operating history raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hansen, Barnett & Maxwell
HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
August 1, 2006

SCRAP CHINA CORPORATION
(A Development Stage Enterprise)
BALANCE SHEETS

June 30,	2006	2005
ASSETS
Current Assets
Cash	$450	$168
Prepaid expenses	-	4,000

Total Assets	$450	$4,168

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accrued liabilities	$5,000	$3,500
Payable to related party	87,116	-

Total Current Liabilities	92,116	3,500

Stockholders' Equity (Deficit)
Common shares - 250,000,000 shares authorized; 7,710,843 and 10,000,000 shares issued and outstanding, respectively	7,711	10,000
Additional paid-in capital	2,289	-
Deficit accumulated during development stage	(101,666)	(9,332)
Total Stockholders' Equity (Deficit)	(91,666)	668
Total Liabilities and Stockholders' Equity (Deficit)	$450	$4,168

SCRAP CHINA CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

		For the period	For the period
		June 15, 2005	June 15, 2005
	For the year	(date of inception)	(date of inception)
	ended June 30,	through June 30,	through June 30,
	2006	2005	2006
Sales	$-	$-	$-

Operating Expenses
Selling, general and administrative expenses	92,334	9,332	101,666

Total Operating Expenses	92,334	9,332	101,666
Net Loss	$(92,334)	$(9,332)	$(101,666)

Basic and Diluted Net Loss per Share	$(0.01)	$(0.00)

Weighted-Average Common Shares Outstanding	9,153,325	10,000,000

SCRAP CHINA CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Shares		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Issuance of Common Shares to RecycleNet Corporation - June 15, 2005; $0.001 per share	10,000,000	$10,000	$-	$-	$10,000

Net loss for the period ended June 30, 2005	-	-	-	(9,332)	(9,332)

Balance - June 30, 2005	10,000,000	10,000	-	(9,332)	668

Return of Shares from Spin-off of Corporation - February 15, 2006; no cost	(2,289,157)	(2,289)	2,289	-	-

Net loss for the year ended June 30, 2006	-	-	-	(92,334)	(92,334)

Balance - June 30, 2006	7,710,843	$7,711	$2,289	$(101,666)	$(91,666)

SCRAP CHINA CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

		For the period	For the period
		June 15, 2005	June 15, 2005
	For the year	(date of inception)	(date of inception)
	ended June 30,	through June 30,	through June 30,
	2006	2005	2006
Cash Flows from Operating Activities:
Net loss	$(92,334)	$(9,332)	$(101,666)
Changes in assets and liabilities:
Prepaid expenses	4,000	(4,000)	-
Accrued liabilities	1,500	3,500	5,000
Payable to related party	87,116	-	87,116
Net Cash Provided by (Used in) Operating Activities	282	(9,832)	(9,550)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	10,000	10,000
Net Cash Provided by Financing Activities	-	10,000	10,000

Net Change in Cash	282	168	450
Cash at Beginning of Period	168	-	-
Cash at End of Period	$450	$168	$450

SCRAP CHINA CORPORATION
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 1 - Nature of Business

Organization and Nature of Operations— On June 15, 2005, Scrap China Corporation (“the Company”) was organized under the laws of the State of Utah. The Company is considered a development stage enterprise and is in the process of raising capital to fund operations. As such, the Company has, since inception, spent most of its efforts in developing its business plan and in raising capital to fund its operations. The Company has relied upon cash flows from equity issuances and advances from RecycleNet Corporation to sustain operations. The Company’s plan is to set up a base of operations in China and to obtain all necessary permits and licenses required to import scrap materials into China.  The Company will then be able to formulate its business plan and project finance requirements. The Company has had no revenues from any source to date.

On November 30, 2005 RecycleNet Corporation, of which Scrap China Corporation was a wholly-owned subsidiary, announced the spin-off of Scrap China Corporation effective January 20, 2006. The spin-off was in the form of a pro-rata share dividend to RecycleNet Corporation common shareholders. On January 20, 2006, the common shareholders of record of RecycleNet Corporation received one share of Scrap China Corporation for every ten shares of RecycleNet Corporation. The remaining undistributed share balance of 2,289,157 shares, was returned to the Scrap China Corporation treasury at no cost from RecycleNet Corporation. From the date of the spin-off, Scrap China Corporation now functions as its own fully reporting entity.

Note 2 - Summary of Significant Accounting Policies

Use of Estimates— The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments— The carrying amounts reported in the accompanying financial statements for current assets and current liabilities approximate fair values because of the immediate or short-term maturities of these financial instruments.

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

Income Taxes— The Company recognizes an asset or liability for the deferred tax consequences of all temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the asset or liabilities are recovered or settled. Deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.

Net Loss Per Share — Basic and diluted loss per common share is computed on the basis of the weighted-average number of common shares outstanding during the period. There were no potentially-issuable common stock equivalents outstanding at June 30, 2006 or 2005.

Note 3 - Stockholders’ Equity

The Company is authorized to issue 250,000,000 common shares with a par value of $0.001 per share. The board of directors is authorized to designate one or more series within the class of common shares and to designate relative preferences, limitations and rights.

In June 2005, the Company issued 10,000,000 shares of common stock to RecycleNet Corporation for cash proceeds of $10,000 or $0.001 per share, making the Company a wholly owned subsidiary of RecycleNet Corporation.

On November 30, 2005 RecycleNet Corporation announced the spin-off of Scrap China Corporation effective January 20, 2006. The spin-off was in the form of a pro-rata share dividend to RecycleNet Corporation shareholders. On January 20, 2006, the shareholders of record of RecycleNet Corporation received one share of Scrap China Corporation for every ten shares of RecycleNet Corporation. The remaining undistributed share balance of 2,289,157 shares, was returned to the Scrap China Corporation treasury at no cost from RecycleNet Corporation.

From the date of the spin-off, Scrap China Corporation now functions as its own fully reporting entity.

Note 4 - Related Party Transactions

As at June 30, 2006, the Company had a $87,116 payable to a related party. During the year ended June 30, 2006, RecycleNet Corporation paid certain expenses for travel, management and legal and accounting expenses on behalf of Scrap China Corporation. The Company anticipates that additional funds, if required, would be provided by RecycleNet Corporation; however, there is no assurance that future advances will be made. These advances are due on demand and bear no interest.

Note 5 - Income Taxes

There was no provision for, or benefit from, income tax during the year ended June 30, 2006 or for the period from June 15, 2005 (date of inception) through June 30, 2005. The components of the net deferred tax asset as of June 30, 2006, are as follows:

Operating loss carryforwards	$37,921
Total Deferred Tax Assets	37,921
Valuation allowance	(37,921)
Net Deferred Tax Asset	$-

As of June 30, 2006, the Company had net operating loss carryforwards of $101,666 that begin to expire in 2025. The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the fiscal year ended June 30, 2006:

Tax at statutory rate (34%)	$(31,394)
Change in valuation allowance	34,440
State tax benefit, net of federal tax effect	(3,046)
Provision for Income Taxes	$-

Item 8:	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There are currently no disagreements or changes pending with the Company’s Registered Public Accounting Firm.

Item 8A.	Controls and Procedures

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

Item 8B:	Other Information

None

PART THREE

Item 9:	Directors and Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.

Directors and Officers of the Company

Name	Age	Position	Term of Office
Paul Roszel	49	Chairman of the Board, President, Director	Inception to Present

Richard R. Ivanovick C.A.	65	Chief Financial Officer, Director	Inception to Present

Keith A. Deck	69	Director	Inception to Present

For the past five years Mr. Roszel has been responsible for the ongoing development and promotion of the former parent company, RecycleNet Corporation. Mr. Roszel is the founding director, Chairman of the Board and President, of RecycleNet Corporation. Mr. Roszel has over 25 years of hands on experience in the recycling industry. He has been actively involved in the development and implementation of collection, processing, transportation and sales/marketing programs for secondary commodities.

Over the past five years Mr. Ivanovick, as Chief Financial Officer and a Director of RecycleNet Corporation, a position he has held since 1999, has been directly responsible for the preparation of financial reporting, documents and compliance under the Sarbanes Oxley Act of 2002 and the Securities Exchange Act of 1934. Mr. Ivanovick, is a registered Chartered Accountant. He has also been President of Marsh Tire Service Ltd. since 1977, a company involved in automobile service, sales and leasing in the Guelph, Ontario Canada area.

For the past five years Keith A. Deck, has been a Director of RecycleNet Corporation. Mr. Deck is a retired executive with experience in the Automotive and Electrical Manufacturing areas of business. From 1989 to 1999 Mr. Deck was the General Manager of the Rocktell and Autocom plant operations of Linamar Corporation in Guelph, Ontario Canada. Limamar Corporation is a publicly traded company on the Toronto Stock Exchange in Canada.

Involvement in Certain Legal Proceedings
None

Audit Committee
The Company is a development stage enterprise and currently does not have an audit committee or an independent audit committee financial expert.

Beneficial Ownership Reporting Compliance
Based on a review of Forms 3 and 4 submitted to the registrant during and with respect to the fiscal year ending June 30, 2006, Mr. Keith Deck, a director of the Company had not filed the Form 3 on a timely basis.  The number of late reports was one (the Form 3) and the number of transactions was one - the amount of Scrap China Corporation securities beneficially owned by Mr. Deck is 81,200 common shares.

Code of Ethics
The Company is a development stage enterprise and has not yet adopted a written code of ethics.

Indemnification of Directors and Officers

Section 16-10a-901 through 909 of the Utah Revised Business Corporation Act authorizes a corporation's board of directors or a court to award indemnification to directors and officers in terms sufficiently broad to permit such indemnification under certain circumstances for liabilities (including reimbursement for expenses incurred, including counsel fees) arising under the Securities Act of 1933. A director of a corporation may only be indemnified if: (1) the conduct was in good faith; and (2) the director reasonably believed that the conduct was in or not opposed to the corporation's best interest; and (3) in the case of any criminal proceeding, the director had no reasonable cause to believe the conduct was unlawful. A corporation may not indemnify a person under the Utah Act unless and until the corporation's board of directors has determined that the applicable standard of conduct set forth above has been met.

The Company's Articles of Incorporation do not provide for any additional or different indemnification procedures other than those provided by the Utah Act, nor has the Company entered into any indemnity agreements with its current directors and officers regarding the granting of other or additional or contractual assurances regarding the scope of the indemnification allowed by the Utah Act. At present, there is no pending litigation or proceeding involving a director, officer or employee of the Company regarding which indemnification is sought, nor is the Company aware of any threatened litigation that may result in claims of indemnification. The Company has not obtained director's and officer's liability insurance, although the board of directors of the Company may determine to investigate and, possibly, acquire such insurance in the future.

Promoters of the Company

The promoter of the Company is Mr. Paul Roszel. Mr. Roszel is the founding Director and CEO of RecycleNet Corporation, the former parent company of Scrap China Corporation.

Item 10:	Executive Compensation

The following table shows compensation earned during the period from June 15, 2005 (date of inception) through June 30, 2006 by the Officers and Directors of the Company.   No other miscellaneous compensation was paid or stock options granted during this period.

Summary Compensation Table

Name & Principal Positions	Fiscal Year	Salary
Paul Roszel, President & Chairman	2005	$ 0
	2006	$ 0

Richard R. Ivanovick, CFO	2005	$ 0
	2006	$ 0

Keith A. Deck, Director	2005	$ 0
	2006	$ 0

Item 11:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

At this time there is no public trading market.

The following tables sets forth, as of the date herein, the share ownership of each person known by the Company to be the beneficial owner of 5% or more of the Company's shares, each officer and director individually and all directors and officers of the Company as a group.

Title of Class	Name & Address of Beneficial Owner	Amount& Nature of Beneficial Ownership	Percent of Class

Common	Inter-Continental	3,858,785	50.04%
	Recycling, Inc. (Note 1)
	7 Darren Place
	Guelph, Ontario Canada

Common	Paul Roszel (Note 2)	266,812	3.46%
	7 Darren Place
	Guelph, Ontario Canada

Common	Richard R. Ivanovick	410,562	5.32%
	23 Cottontail Place
	Cambridge, Ontario Canada

Common	Keith A. Deck	81,200	1.05%
	46 Sherwood Dr.
	Guelph, Ontario Canada

Note (1) Inter-Continental Recycling Inc. is owned and beneficially held by Mr. Paul Roszel, a director of the Company, and his immediate family.
Note (2) Mr. Roszel owns and beneficially holds 266,812 shares. In addition, he may be deemed to be a beneficial owner of the 3,858,785 common shares held by Inter-Continental Recycling, Inc.

Item 12:	Certain Relationships and Related transactions

All Directors of Scrap China Corporation are Directors in the former parent company, RecycleNet Corporation. RecycleNet Corporation trades publicly as OTC: GARM and is a "Reporting Company" under the Securities Exchange Act of 1934 and files annual, quarterly and periodic reports with the Securities and Exchange Commission, such as Forms 10-KSB, 10-QSB, and 8-K. The reports are available at the Commission's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, telephone 1-800-SEC-0330 and may be retrieved electronically via the Internet at www.sec.gov.

The Company has an agreement with RecycleNet Corporation to provide various services for the Company.

All management and staff are retained on an unwritten contract basis under a related party transaction with RecycleNet Corporation. Because of the affiliation between RecycleNet Corporation and the Company, the agreement between them has no definite duration and will continue as necessary for the conduct of business by the Company. RecycleNet Corporation wiil assign and provide employees to the Company as long as the Company requires them and can pay the associated costs. RecycleNet Corporation provides services to and for the Company by employees of RecycleNet Corporation. There is no mark-up or other charge incurred by the Company from RecycleNet Corporation and the Company pays the same amount for services for the RecycleNet Corporation employees as does RecycleNet Corporation. The management/staff charges for the years ended June 30, 2006 and 2005 were $35,245 and $1,700 respectively.

As at June 30, 2006, the Company had a $87,116 payable to RecycleNet Corporation. This resulted from expenses incurred for travel, management and legal and accounting expenses paid on behalf of Scrap China Corporation. Additional funds, if required, will be provided by RecycleNet Corporation and will be treated as a payable to a related party. These advances are due on demand and bear no interest.

Inter-Continental Recycling Inc. owns 3,858,785 common shares of Scrap China Corporation. Inter-Continental Recycling, Inc. is controlled 100% by Mr. Paul Roszel, a director of the company and his immediate family.

Item 13:	Index to Exhibits

Exhibit 3.1 - Articles of Incorporation(1)

Exhibit 20 - Resolution of Board of directors re Acquisition of Shares(1)

Exhibit 31.1 - Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_________________________________
(1)Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on Form 10SB previously filed with the SEC on August 18, 2005 and subsequent amendments thereto.

Item 14:	Principal Accountant Fees and Services

Hansen, Barnett & Maxwell served as the Company’s Independent Registered Public Accounting Firm for the year ended June 30, 2006 and for the period from June 15, 2005 (date of inception) through June 30, 2005, and is expected to serve in that capacity for the current year. Principal accounting fees for professional services rendered for the Company by Hansen, Barnett & Maxwell for the years ended June 30, 2006 and 2005 are summarized as follows:

	2006	2005
Audit	$11,000	$2,000
Audit related	-	-
Tax	-	-
All other	-	-

Total	$11,000	$2,000

Audit Fees. Audit fees were for professional services rendered in connection with the Company’s annual financial statement audits and quarterly reviews of financial statements and review of and preparation of consents for registration statements for filing with the Securities and Exchange Commission.

Tax Fees. Tax fees related to services for tax compliance and consulting.

Audit Committee. The Company is a development stage enterprise and currently does not have an audit committee or an independent audit committee financial expert.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Scrap China Corporation

/s/ Paul Roszel
Paul Roszel, President /Chairman of the Board of Directors
September 28, 2006

/s/ Richard Ivanovick
Richard Ivanovick, C.A., Chief Financial and Accounting Officer
September 28, 2006