Form 10QSB
period 2006-09-30
Scrap China CORP
filed 2006-11-13
CIK 1336388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2006

OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number 000-51503

Scrap China Corporation
(Name of Small business Issuer in its charter)

Utah	81 - 0674073
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

175 East 400 South Suite 900, Salt Lake City, Utah	84111
(Address of principal executive offices)	(Zip Code)

801-531-0404
(Issuer's telephone number)

State the number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date: October 31, 2006 - 7,710,843

SCRAP CHINA CORPORATION
FORM 10-QSB
QUARTER ENDED September 30, 2006

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Balance Sheets - September 30, 2006 and June 30, 2006 (Unaudited)		3

Condensed Statements of Operations for the Three Months Ended September 30, 2006 and 2005 and for the Period from June 15, 2006 (Date of Inception) through September 30, 2006 (Unaudited)		4

Condensed Statements of Cash Flows for the Three Months Ended September 30, 2006 and 2005 and for the Period from June 15, 2006 (Date of Inception) through September 30, 2006 (Unaudited)		5

Notes to Condensed Financial Statements		6

Item 2.	Management’s Discussion and Analysis	7

Item 3.	Controls and Procedures	7

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	8

Item 2.	Unrestricted Sales of Equity Securities and Use of Proceeds	8

Item 3.	Default Upon Senior Securities	8

Item 4.	Submission of Matters to a Vote of Security Holders	8

Item 5.	Other Information	8

Item 6.	Exhibits	9

Signatures		10

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30	June 30
	2006	2006
ASSETS
Current Assets
Cash	$426	$450

Total Assets	$426	$450

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued liabilities	$7,750	$5,000
Payable to related party	87,771	87,116

Total Current Liabilities	95,521	92,116

Stockholders' Deficit
Common shares - 250,000,000 shares authorized; 7,710,843and 10,000,000 shares issued and outstanding, respectively	7,711	7,711
Additional paid-in capital	2,289	2,289
Deficit accumulated during development stage	(105,095)	(101,666)

Total Stockholders' Deficit	(95,095)	(91,666)

Total Liabilities and Stockholders' Deficit	$426	$450

See the accompanying notes to the condensed financial statements

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months ended September 30,	For the Three Months ended September 30,	For the period June 15, 2005 (date of inception) through September 30,
	2006	2005	2006
Sales	$-	$-	$-

Operating Expenses
Selling, general and administrative expenses	3,429	37,305	105,095
Total Operating Expenses	3,429	37,305	105,095
Net Loss	$(3,429)	$(37,305)	$105,095

Basic and Diluted Net Loss per Share	$(0.00)	$(0.00)
Weighted-Average Common Shares Outstanding	7,710,843	10,000,000

See the accompanying notes to the condensed financial statements

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months ended September 30,	For the Three Months ended September 30,	For the period June 15, 2005 (date of inception)through September 30,
	2006	2005	2006
Cash Flows from Operating Activities:
Net loss	$(3,429)	$(37,305)	$(105,095)
Changes in assets and liabilities:
Prepaid expenses	-	4,000	-
Accrued liabilities	2,750	(1,000)	7,750
Payable to related party	655	34,305	87,771
Net Cash Used in Operating Activities	(24)	-	(9,574)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	-	10,000
Net Cash Provided by Financing Activities	-	-	10,000

Net Change in Cash	(24)	-	426

Cash at Beginning of Period	450	168	-

Cash at End of Period	$426	$168	$426

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

On November 30, 2005 RecycleNet Corporation announced the spin-off of Scrap China Corporation effective January 20, 2006. The spin-off was in the form of a pro-rata share dividend to RecycleNet Corporation common shareholders. On January 20, 2006, the common shareholders of record of RecycleNet Corporation received one share of Scrap China Corporation for every ten shares of RecycleNet Corporation. The remaining undistributed share balance of 2,289,157 shares, were returned to the Scrap China Corporation treasury at no cost from RecycleNet Corporation. The balance of issued and outstanding shares of Scrap China Corporation as of September 30, 2006 was 7,710,843. From the date of the spin-off, Scrap China Corporation now functions as its own fully reporting entity.

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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in conjunction with the Company's annual financial statements included in the Company's annual report on Form 10KSB as of June 30, 2006 previously filed with the SEC on September 29, 2006. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended June 30, 2007.

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

NOTE 2-PAYABLE TO RELATED PARTY

As at September 30, 2006, the Company had a $87,771 payable to a related party. During the year ended June 30, 2006, and the subsequent three months ending September 30, 2006, RecycleNet Corporation paid certain expenses for travel, management and legal and accounting expenses on behalf of Scrap China Corporation. The Company anticipates that additional funds, if required, would be provided by RecycleNet Corporation; however, there is no assurance that future advances will be made. These advances are due on demand and bear no interest.

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

The Company is unaware of any existing or probable government regulations in the United States that would have any material negative impact on our business.

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

On June 15, 2005, upon inception of the Company, initial seed capital of $10,000 was provided by RecycleNet Corporation by purchasing 10,000,000 common shares (100%). The funds provided were used to help establish a base of operations in China. Additional funds, if required, over the next twelve months, will be provided by RecycleNet Corporation. The Company does not anticipate spending more than $100,000 over the next twelve months.

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

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Neither the Company nor any of its officers, directors or greater than 10% beneficial shareholders are involved in any litigation or legal proceedings involving the business of the Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

Scrap China Corporation

November 9, 2006	/s/ Paul Roszel
Paul Roszel, President and Chairman of the Board of Directors

November 9, 2006	/s/ Richard Ivanovick
Richard Ivanovick, C.A., Chief Financial and Accounting Officer