Form 10QSB
period 2006-12-31
Scrap China CORP
filed 2007-02-09
CIK 1336388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: December 31, 2006

OR

[    ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission File Number 000-51503

Scrap China Corporation
(Name of Small business Issuer in its charter)

Utah	81-0674073
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

175 East 400 South Suite 900, Salt Lake City, Utah	84111	801-531-0404
(Address of principal executive offices)	(Zip Code)	(Issuer's telephone number)

State the number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date: January 31, 2007 - 7,710,843

SCRAP CHINA CORPORATION
FORM 10-QSB
QUARTER ENDED DECEMBER 31, 2006

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Condensed Balance Sheets - December 31, 2006 and June 30, 2006 (Unaudited)		3

Condensed Statements of Operations for the Three and Six Months Ended December 31, 2006 and December 31, 2005 and for the period from June 15, 2005 (Date of Inception) Through December 31, 2006 (Unaudited)		4

Condensed Statements of Cash Flows for the Six Months Ended December 31, 2006 and December 31, 2005 and for the period from June 15, 2005 (Date of Inception) Through December 31, 2006 (Unaudited)		5

Notes to Condensed Financial Statements		6

Item 2.	Management’s Discussion and Analysis	7

Item 3.	Controls and Procedures	7

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	8

Item 2.	Changes in Securities and Small Business Issuer Purchase of Equity Securities	8

Item 3.	Default Upon Senior Securities	8

Item 4.	Submission of Matters to a Vote of Security Holders	8

Item 5.	Other Information	8

Item 6.	Exhibits and Reports on Form 8-K	8

Signatures		9

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(UNAUDITED)

	December 31,	June 30,
	2006	2006
ASSETS
Current Assets
Cash	$417	$450
Prepaid expenses	5,000	-

Total Assets	$5,417	$450

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued liabilities	$2,750	$5,000
Payable to related party	110,956	87,116

Total Current Liabilities	113,706	92,116

Stockholders' Deficit
Common shares - par value $0.001 per share; 250,000,000 shares authorized; 7,710,843 and 7,710,843 shares issued and outstanding, respectively	7,711	7,711
Additional paid-in capital	2,289	2,289
Deficit accumulated during development stage	(118,289)	(101,666)

Total Stockholders' Deficit	(108,289)	(91,666)

Total Liabilities and Stockholders' Deficit	$5,417	$450

See the accompanying notes to the condensed financial statements

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,		For the period from June 15, 2005 (date of inception) through December 31,
	2006	2005	2006	2005	2006
Sales	$-	$-	$-	$-	$-

Operating Expenses
Selling, general and adminstrative expenses	13,194	17,493	16,623	54,798	118,289

Total Operating Expenses	13,194	17,493	16,623	54,798	118,289

Net Loss	$(13,194)	$(17,493)	$(16,623)	$(54,798)	$(118,289)

Basic and Diluted Net Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-Average Common Shares Outstanding	7,710,843	10,000,000	7,710,843	10,000,000

See the accompanying notes to the condensed financial statements

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended		For the Period From June 15, 2005 (date of inception) Through
	December 31,		December 31,
	2006	2005	2006
Cash Flows from Operating Activities:
Net loss	$(16,623)	$(54,798)	$(118,289)
Changes in assets and liabilities:
Prepaid expenses	(5,000)	4,000	(5,000)
Accrued liabilities	(2,250)	1,000	2,750
Payable to related party	23,840	49,798	110,956

Net Cash Used in Operating Activities	(33)	-	(9,583)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	-	10,000

Net Cash Provided by Financing Activities	-	-	10,000

Net Change in Cash	(33)	-	417

Cash at Beginning of Period	450	168	-
Cash at End of Period	$417	$168	$417

See the accompanying notes to the condensed financial statements

SCRAP CHINA CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(UNAUDITED)

NOTE 1-ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations— On June 15, 2005, Scrap China Corporation (“the Company”) was organized under the laws of the State of Utah as a wholly-owned subsidiary of RecycleNet Corporation. The Company is considered a development stage enterprise and is in the process of raising capital to fund operations. As such, the Company has, since inception, spent most of its efforts in developing its business plan and in raising capital to fund its operations. The Company has relied upon cash flows from equity issuances and advances from RecycleNet Corporation to sustain operations. The Company is continuing to mature its business plan and is proceeding to raise capital in order to execute the proof of concept phase for the company’s operations.

On November 30, 2005 RecycleNet Corporation announced the spin-off of Scrap China Corporation effective January 20, 2006. The spin-off was in the form of a pro-rata share dividend to RecycleNet Corporation common shareholders. On January 20, 2006, the common shareholders of record of RecycleNet Corporation received one share of Scrap China Corporation for every ten shares of RecycleNet Corporation. The remaining undistributed share balance of 2,289,157 shares, were returned to the Scrap China Corporation treasury at no cost from RecycleNet Corporation. The balance of issued and outstanding shares of Scrap China Corporation as of December 31, 2006 was 7,710,843. From the date of the spin-off, Scrap China Corporation now functions as its own fully reporting entity.

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

NOTE 2-PAYABLE TO RELATED PARTY

As at December 31, 2006 and June 30, 2006, the Company owed $110,956 and $87,116, respectively, to a related party. During the year ended June 30, 2006, and the subsequent 6 months ended December 31, 2006, RecycleNet Corporation paid certain expenses for travel, management and legal and accounting expenses on behalf of Scrap China Corporation. The Company anticipates that additional funds, if required, would be provided by RecycleNet Corporation; however, there is no assurance that future advances will be made. These advances are due on demand and bear no interest.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operation

Scrap China Corporation is a development stage company. The Company plans to specialize in moving scrap materials into China. These materials include, but are not limited to, scrap metal, waste paper, scrap plastic, scrap glass, etc. The Company’s main focus will be on freight consolidation resulting in better economics in the transactions.

The Company is continuing to mature its business plan and is proceeding to raise capital in order to execute the proof of concept phase for the company’s operations.

The Company is unaware of any existing or probable government regulations that would have any material negative impact on our business.

The Company has assessed which permits, registrations or licenses are required to import goods into China and the costs associated with them. There are a number of permits, registrations and licenses that may be required by either the Company, or by any buyer or seller that the Company deals with, in order to be in compliance with any Chinese rules, regulations and environmental laws. The Company does not anticipate any difficulties in completing this process or any difficulties in obtaining any necessary documentation that may be required.

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

No offers or sales have been made by the Company during the six months ended December 31, 2006 and none are intended at the present time.

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

Scrap China Corporation

January 31, 2007	/s/ Paul Roszel Paul Roszel, President and Chairman of the Board of Directors

January 31, 2007	/s/ Richard Ivanovick Richard Ivanovick, C.A., Chief Financial and Accounting Officer