Form 10QSB
period 2007-03-31
Scrap China CORP
filed 2007-05-15
CIK 1336388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2007

OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                                              TO

Commission File Number 000-51503

      Scrap China Corporation
(Name of Small business Issuer in its charter)

Utah	81 - 0674073
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.)

175 East 400 South Suite 900, Salt Lake City, Utah	84111	801-531-0404
(Address of principal executive offices)	(Zip Code)	(Issuer's telephone number)

State the number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date: April 30, 2007 - 7,710,843

SCRAP CHINA CORPORATION
FORM 10-QSB
QUARTER ENDED March 31, 2007

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets - March 31, 2007 and June 30, 2006 (Unaudited)	3

	Condensed Statements of Operations for the Three and Nine Months Ended March 31, 2007 and March 31, 2006 and for the period from June 15, 2005 (Date of Inception) Through March 31, 2007 (Unaudited)	4

	Condensed Statements of Cash Flows for the Nine Months Ended March 31, 2007 and March 31, 2006 and for the period from June 15, 2005 (Date of Inception) Through March 31, 2007 (Unaudited)	5

	Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis	7

Item 3.	Controls and Procedures	7

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	8

Item 2.	Changes in Securities and Small Business Issuer Purchase of Equity Securities	8

Item 3.	Default Upon Senior Securities	8

Item 4.	Submission of Matters to a Vote of Security Holders	8

Item 5.	Other Information	8

Item 6.	Exhibits and Reports on Form 8-K	8

Signatures		9

SCRAP CHINA CORPORATION
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31,	June 30,
	2007	2006
ASSETS
Current Assets
Cash	$408	$450

Total Assets	$408	$450

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued liabilities	$2,730	$5,000
Payable to related party	118,686	87,116

Total Current Liabilities	121,416	92,116

Stockholders' Deficit
Common shares - par value $0.001 per share; 250,000,000 shares authorized; 7,710,843 shares issued and outstanding	7,711	7,711
Additional paid-in capital	2,289	2,289
Deficit accumulated during development stage	(131,008)	(101,666)

Total Stockholders' Deficit	(121,008)	(91,666)

Total Liabilities and Stockholders' Deficit	$408	$450

See the accompanying notes to the condensed financial statements

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,		For the period from June 15, 2005 (date of inception) through March 31,
	2007	2006	2007	2006	2007
Sales	$-	$-	$-	$-	$-

Operating Expenses
Selling, general and adminstrative expenses	12,179	14,542	29,342	69,340	131,008

Total Operating Expenses	(12,179)	(14,542)	(29,342)	(69,340)	(131,008)

Net Loss	$(12,179)	$(14,542)	$(29,342)	$(69,340)	$(131,008)

Basic and Diluted Net Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted-Average Common Shares Outstanding	7,710,843	9,044,085	7,710,843	9,677,821

See the accompanying notes to the condensed financial statements

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended March 31,		For the period from June 15, 2005 (date of inception) through March 31,
	2007	2006	2007
Cash Flows from Operating Activities:
Net loss	$(29,342)	$(69,340)	$(131,008)
Changes in assets and liabilities:
Prepaid expenses	-	4,000	-
Accrued liabilities	(2,270)	730	2,730
Payable to related party	31,570	64,910	118,686
Net Cash (Used in) Provided by Operating Activities	(42)	300	(9,592)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	-	10,000
Net Cash Provided by Financing Activities	-	-	10,000

Net Change in Cash	(42)	300	408
Cash at Beginning of Period	450	168	-
Cash at End of Period	$408	$468	$408

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

On November 30, 2005 RecycleNet Corporation announced the spin-off of Scrap China Corporation effective January 20, 2006. The spin-off was in the form of a pro-rata share dividend to RecycleNet Corporation common shareholders. On January 20, 2006, the common shareholders of record of RecycleNet Corporation received one share of Scrap China Corporation for every ten shares of RecycleNet Corporation. The remaining undistributed share balance of 2,289,157 shares, were returned to the Scrap China Corporation treasury at no cost from RecycleNet Corporation. The balance of issued and outstanding shares of Scrap China Corporation as of March 31, 2007 was 7,710,843. From the date of the spin-off, Scrap China Corporation now functions as its own fully reporting entity.

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

Business Condition — The Company has limited operating history and it has not yet been able to develop and execute its business plan. This situation raises substantial doubt about its ability to continue as a going concern. The Company plans to fund its operations by issuing equity securities or loans from related parties. Success in these efforts is not assured. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 2-PAYABLE TO RELATED PARTY

As at March 31, 2007 and June 30, 2006, the Company owed $118,686 and $87,116. respectively to a related party. During the year ended June 30, 2006, and the nine months ended March 31, 2007, RecycleNet Corporation paid certain expenses for travel, management and legal and accounting expenses on behalf of Scrap China Corporation. The Company anticipates that additional funds, if required, would be provided by RecycleNet Corporation; however, there is no assurance that future advances will be repaid. These advances are due on demand and bear no interest.

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

The Company is continuing to mature its business plan and is proceeding to raise capital in order to execute the proof of concept phase for the companies operations.

The Company is unaware of any existing or probable government regulations in the United States or China that would have any material negative impact on our business.

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

No offers or sales have been made by the Company during the 9 months ended March 31, 2007 and none are intended at the present time.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Index to Exhibits

Exhibit 3.1 - Articles of Incorporation (1)

Exhibit 20 - Resolution of Board of directors re: Acquisition of Shares (1)

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

Scrap China Corporation

May 15, 2007	/s/ Paul Roszel
Paul Roszel, President and Chairman of the Board of Directors

May 15, 2007	/s/ Richard Ivanovick
Richard Ivanovick, C.A., Chief Financial and Accounting Officer