Form 10KSB
period 2007-06-30
Scrap China CORP
filed 2007-08-29
CIK 1336388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

Commission File Number 000-51503

Scrap China Corporation
(Name of Small business Issuer in its charter)

Utah	81 - 0674073
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

175 East 400 South Suite 900, Salt Lake City, Utah	84111	801-531-0404
(Address of principal executive offices)	(Zip Code)	(Issuer's telephone number)

www.scrapchina.com
(Web Address)

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  [X]    No  [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to this Form 10-KSB.  (x)

State issuer's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days. No Market Exists

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ]    No [ ]

State the number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date:  August 29, 2007 – 7,710,843

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

On June 15, 2005, Scrap China Corporation (“the Company”) was organized under the laws of the State of Utah as a wholly-owned subsidiary of RecycleNet Corporation.  The Company is a development stage enterprise and is in the process of raising capital to fund operations.  As such, the Company has, since inception, spent most of its efforts in developing its business plan and in raising capital to fund its operations. The Company has relied upon cash flows from equity issuances and advances from RecycleNet Corporation to sustain operations.

The Company plans to specialize in importing scrap materials into China.  These materials include, but are not limited to, scrap metal, waste paper, scrap plastic, scrap glass, etc.  The Company’s main focus will be on freight consolidation resulting in better economics in the transactions.

On November 30, 2005 RecycleNet Corporation announced the spin-off of Scrap China Corporation effective January 20, 2006.  The spin-off was in the form of a pro-rata share dividend to RecycleNet Corporation common shareholders.  On January 20, 2006, the common shareholders of record of RecycleNet Corporation received one share of Scrap China Corporation for every ten shares of RecycleNet Corporation.   The remaining undistributed share balance of 2,289,157 shares, was returned to the Scrap China Corporation treasury at no cost from RecycleNet Corporation.   The balance of issued and outstanding shares of Scrap China Corporation as of June 30, 2007 was 7,710,843.

RecycleNet Corporation trades publicly as OTC:  GARM and is a "Reporting Company" under the Securities Exchange Act of 1934.

The Company is continuing to mature its business plan and is proceeding to raise capital in order to execute the proof of concept phase for the company’s operations. The Company has had no revenues from any source to date.

Business Condition — The Company has limited operating history and has not yet been able to develop and execute its business plan.  This situation raises substantial doubt about its ability to continue as a going concern. The Company plans to fund its operations by issuing equity securities or loans from related parties. Success in these efforts is not assured.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern

Bankruptcy or Receivership or Similar Proceedings

None

Outline of Business Plan

Scrap China Corporation is a development stage company.  The Company plans to specialize in importing scrap materials into China.  These materials include, but are not limited to, scrap metal, waste paper, scrap plastic, scrap glass, etc. The Company’s main focus will be on freight consolidation resulting in better economics in the transactions.

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

To date the Company has determined that the following permits, registrations or licenses may be required in China:

1.	General Administration for Quality Supervision, Inspection and Quarantine - AQSIQ
2.	Compulsory Certificate – CCC

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

Item 4: Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year ended June 30, 2007.

PART TWO

Item 5: Market for Common Equity and Related Stockholder Matters

As of June 30, 2007, the number of holders of record of the Company's common shares was 708.  The Company has not declared or paid any cash dividends.  It is not anticipated that any cash dividends will be declared or paid in the near future. There are no contractual or other restrictions that limit the ability of the Company to pay dividends on its common shares and none are anticipated in the future.

Description of Securities

The Company has authorized 250,000,000 common shares. There are no provisions in the Articles of Incorporation of the Company that would delay, defer, or prevent a change in control of the Company. The Company has no debt securities issued.

Recent Sales of Unregistered Securities

On November 30, 2005 RecycleNet Corporation, announced the spin-off of Scrap China Corporation, a wholly owned subsidiary.  The spin-off was in the form of a pro-rata share dividend to RecycleNet Corporation common shareholders.  On January 20, 2006, the common shareholders of record of RecycleNet Corporation received one share of Scrap China Corporation for every ten shares of RecycleNet Corporation.   The remaining undistributed share balance of 2,289,157 shares, was returned to the Scrap China Corporation treasury at no cost from RecycleNet Corporation.   The balance of issued and outstanding shares of Scrap China Corporation as of June 30, 2007 was 7,710,843.

No other offers or sales have been made by the Company and none are intended at the present time.

Item 6:  Managements Discussion and Analysis or Plan of Operation

Plan of Operation

Scrap China Corporation is a development stage company.  The Company plans to specialize in importing scrap materials into China.  These materials include, but are not limited to, scrap metal, waste paper, scrap plastic, scrap glass, etc.  The Company’s main focus will be on freight consolidation resulting in better economics in the transactions.

The Company is continuing to mature its business plan and is proceeding to raise capital in order to execute the proof of concept phase for the companies operations.

From inception to the present, RecycleNet Corporation has provided all funding to the Company.  The funds provided were used toward establishing a base of operations in China.  Additional funds, if required, over the next twelve months, will be provided by RecycleNet Corporation and will be treated as an advance to a related party.  These advances are due on demand and bear no interest.  The Company does not anticipate spending more than $100,000 over the next twelve months.

The Company does not anticipate the purchase of any significant equipment or buildings during the development stage.

The Company does not expect any significant change in employees.

Off-Balance Sheet Arrangements
None

Item 7:  Financial Statements

Scrap China Corporation
(A Development Stage Enterprise)
INDEX TO FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets – June 30, 2007 and 2006	F-2

Statements of Operations for the Years Ended June 30, 2007 and 2006 and for the Period from June 15, 2005 (Date of Inception) through June 30, 2007	F-2

Statements of Stockholders’ Deficit for the Period from June 15, 2005 (Date of Inception) through June 30, 2005 and for the Years Ended June 30, 2007 and 2006	F-3

Statements of Cash Flows for the Year Ended June 30, 2007 and 2006 and for the Period from June 15, 2005 (Date of Inception) through June 30, 2007	F-4

Notes to Financial Statements	F-5

HANSEN, BARNETT& MAXWELL, P.C.
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS	Registered with the Public Company
AND	Accounting Oversight Board
BUSINESS CONSULTANTS
5 Triad Center, Suite 750 Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder
Scrap China Corporation

We have audited the balance sheets of Scrap China Corporation (a development stage enterprise) as of June 30, 2007 and 2006 and the related statements of operations, stockholders’ deficit and cash flows for the years ended June 30, 2007 and 2006 and for the period from June 15, 2005 (date of inception) through June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scrap China Corporation as of June 30, 2007 and 2006 and the results of its operations and its cash flows for the years ended June 30, 2007 and 2006 and for the period from June 15, 2005 (date of inception) through June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
August 28, 2006

SCRAP CHINA CORPORATION
(A Development Stage Enterprise)
BALANCE SHEETS

	June 30,
	2007	2006
ASSETS
Current Assets
Cash	$399	$450

Total Assets	$399	$450

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued liabilities	$5,750	$5,000
Payable to related party	129,743	87,116
Total Current Liabilities	135,493	92,116

Stockholders' Deficit
Common shares - par value $0.001 per share; 250,000,000 shares authorized; 7,710,843 shares issued and outstanding	7,711	7,711
Additional paid-in capital	2,289	2,289
Deficit accumulated during development stage	(145,094)	(101,666)

Total Stockholders' Deficit	(135,094)	(91,666)

Total Liabilities and Stockholders' Deficit	$399	$450

SCRAP CHINA CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

	For the Year Ended June 30,		For the period from June 15, 2005 (date of inception) through June 30,
	2007	2006	2007
Sales	$-	$-	$-

Operating Expenses
Selling, general and adminstrative expenses	43,428	92,334	145,094

Total Operating Expenses	43,428	92,334	(145,094)

Net Loss	$(43,428)	$(92,334)	$(145,094)

Basic and Diluted Net Loss per Share	$(0.01)	$(0.01)

Weighted-Average Common Shares Outstanding	7,710,843	9,153,325

The accompanying notes are an integral part of these financial statements.

SCRAP CHINA CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Shares		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Issuance of Common Shares to RecycleNet Corporation - June 15, 2005; $0.001 per share	10,000,000	$10,000	$-	$-	$10,000

Net loss for the period ended June 30, 2005	-	-	-	(9,332)	(9,332)

Balance - June 30, 2005	10,000,000	10,000	-	(9,332)	668

Return of Shares from Spin-off of Corporation February 15, 2006; no cost	(2,289,157)	(2,289)	2,289	-	-

Net loss for the year ended June 30, 2006	-	-	-	(92,334)	(92,334)

Balance - June 30, 2006	7,710,843	7,711	2,289	(101,666)	(91,666)

Net loss for the year ended June 30, 2007	-	-	-	(43,428)	(43,428)

Balance - June 30, 2007	7,710,843	7,711	2,289	(145,094)	(135,094)

The accompanying notes are an integral part of these financial statements.

SCRAP CHINA CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,		For the period from June 15, 2005 (date of inception) through June 30,
	2007	2006	2007
Cash Flows from Operating Activities:
Net loss	$(43,428)	$(92,334)	$(145,094)
Changes in assets and liabilities:
Prepaid expenses	-	4,000	-
Accrued liabilities	750	1,500	5,750
Payable to related party	42,627	87,116	129,743

Net Cash (Used in) Provided by Operating Activities	(51)	282	(9,601)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	-	10,000

Net Cash Provided by Financing Activities	-	-	10,000

Net Change in Cash	(51)	282	399

Cash at Beginning of Period	450	168	-

Cash at End of Period	$399	$450	$399

The accompanying notes are an integral part of these financial statements.

SCRAP CHINA CORPORATION
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 1 – Nature of Business

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

The Company plans to specialize in importing scrap materials into China.  These materials include, but are not limited to, scrap metal, waste paper, scrap plastic, scrap glass, etc.  The Company’s main focus will be on freight consolidation resulting in better economics in the transactions.

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

Note 2 – Summary of Significant Accounting Policies

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

Business Condition — The Company is a new company with minimal operating history.  It has not yet been able to develop and execute its business plan.  This situation raises substantial doubt about its ability to continue as a going concern. The Company plans to fund its operations by issuing equity securities or loans from related parties. Success in these efforts is not assured.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Net Loss Per Share — Basic and diluted loss per common share is computed on the basis of the weighted-average number of common shares outstanding during the period.  There were no potentially-issuable common stock equivalents outstanding at June 30, 2007 or 2006.

Note 3 – Stockholders’ Equity

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

Note 4 – Related Party Transactions

As of June 30, 2007 and 2006, the Company had a $129,743 and $87,116 payable to a related party, respectively.  During the years ended June 30, 2007 and 2006, RecycleNet Corporation paid certain expenses for travel, management and legal and accounting expenses on behalf of Scrap China Corporation. The Company anticipates that additional funds, if required, would be provided by RecycleNet Corporation; however, there is no assurance that future advances will be made.  Terms for repayment have not been established and the advances are due on demand and bear no interest.

Note 5 – Income Taxes

The components of the net deferred tax asset as of June 30, 2007 and 2006, are as follows:

As of June 30,	2007	2006
Operating loss carryforwards	$54,120	$37,921
Total Deferred Tax Assets	54,120	37,921
Valuation allowance	(54,120)	(37,921)
Net Deferred Tax Asset	$-	$-

As of June 30, 2007, the Company had net operating loss carryforwards of $145,094 that begin to expire in 2025.  The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the fiscal years ended June 30, 2007 and 2006:

For the years ended June 30,	2007	2006
Tax at statutory rate (34%)	$(14,765)	$(31,394)
Change in valuation allowance	16,199	34,440
State tax benefit, net of federal tax effect	(1,434)	(3,046)
Provision for Income Taxes	$-	$-

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

Item 8B:  Other Information

None

PART THREE

Item 9:  Directors and Executive Officers, Promoters and Control Persons:  Compliance with Section 16(a) of the Exchange Act.

Directors and Officers of the Company

Name	Age	Position	Term of Office
Paul Roszel	50	Chairman of the Board, President, Director	Inception to Present

Richard R. Ivanovick C.A.	66	Chief Financial Officer, Director	Inception to Present

Keith A. Deck	70	Director	Inception to Present

For the past five years Mr. Roszel has been responsible for the ongoing development and promotion of the former parent company, RecycleNet Corporation.  Mr. Roszel is the founding director, Chairman of the Board and President, of RecycleNet Corporation.  Mr. Roszel has over 26 years of hands on experience in the recycling industry. He has been actively involved in the development and implementation of collection, processing, transportation and sales/marketing programs for secondary commodities.

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

Item 10:  Executive Compensation

The following table shows compensation earned during the period from June 15, 2005 (date of inception) through June 30, 2007 by the Officers and Directors of the Company.   No other miscellaneous compensation was paid or stock options granted during this period.

Summary Compensation Table

Name & Principal Positions	Fiscal Year	Salary

Paul Roszel, President & Chairman	2007	$0
	2006	$0
	2005	$0

Richard R. Ivanovick, CFO	2007	$0
	2006	$0
	2005	$0

Keith A. Deck, Director	2007	$0
	2006	$0
	2005	$0

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

Title of Class	Name & Address of Beneficial Owner	Amount& Nature of Beneficial Ownership	Percent of Class
Common	Inter-Continental Recycling, Inc. (Note 1) 7 Darren Place Guelph, Ontario Canada	3,858,785	50.04%

Common	Paul Roszel (Note 2) 7 Darren Place Guelph, Ontario Canada	266,812	3.46%

Common	Richard R. Ivanovick 23 Cottontail Place Cambridge, Ontario Canada	410,562	5.32%

Common	Keith A. Deck 46 Sherwood Dr. Guelph, Ontario Canada	81,200	1.05%

Note (1)	Inter-Continental Recycling Inc. is owned and beneficially held by Mr. Paul Roszel, a director of the Company, and his immediate family.
Note (2)	Mr. Roszel owns and beneficially holds 266,812 shares. In addition, he may be deemed to be a beneficial owner of the 3,858,785 common shares held by Inter-Continental Recycling, Inc.

Item 12:  Certain Relationships and Related transactions

All Directors of Scrap China Corporation (the Company) are Directors in the former parent company, RecycleNet Corporation. RecycleNet Corporation trades publicly as OTC:  GARM and is a "Reporting Company" under the Securities Exchange Act of 1934 and files annual, quarterly and periodic reports with the Securities and Exchange Commission, such as Forms 10-KSB, 10-QSB, and 8-K. The reports are available at the Commission's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, telephone 1-800-SEC-0330 and may be retrieved electronically via the Internet at www.sec.gov.

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

RecycleNet Corporation will assign and provide employees to Scrap China Corporation as long as the Company requires them and can pay the associated costs. Scrap China is charged the actual costs of the expenses with no mark up component.

The management/staff charges for the years ended June 30, 2007 and 2006 were $0. and $35,245. respectively.

As at June 30, 2007, the Company had a $129,743 payable to RecycleNet Corporation.  This resulted from expenses incurred for travel, management and legal and accounting expenses paid on behalf of Scrap China Corporation.  Additional funds, if required, will be provided by RecycleNet Corporation and will be treated as a payable to a related party.  These advances are due on demand and bear no interest.

Inter-Continental Recycling Inc. owns 3,858,785 common shares of Scrap China Corporation.  Inter-Continental Recycling, Inc. is controlled 100% by Mr. Paul Roszel, a director of the company and his immediate family.

Item 13:  Index to Exhibits

Exhibit 3.1 – Articles of Incorporation(1)

Exhibit 20 – Resolution of Board of directors re Acquisition of Shares(1)

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
___________________
(1)	Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on Form 10SB previously filed with the SEC on August 18, 2005 and subsequent amendments thereto.

Item 14:  Principal Accountant Fees and Services

Hansen, Barnett & Maxwell served as the Company’s Independent Registered Public Accounting Firm for the year ended June 30, 2007 and 2006 and for the period from June 15, 2005 (date of inception) through June 30, 2005, and is expected to serve in that capacity for the current year. Principal accounting fees for professional services rendered for the Company by Hansen, Barnett & Maxwell for the years ended June 30, 2007 and 2006 are summarized as follows:

	2007	2006
Audit	$12,750	$11,000
Audit related	–	–
Tax	126	-
All other	–	–

Total	$12,876	$11,000

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

Scrap China Corporation

/s/ Paul Roszel
Paul Roszel, President /Chairman of the Board of Directors
August 29, 2007

/s/ Richard Ivanovick
Richard Ivanovick, C.A., Chief Financial and Accounting Officer
August 29, 2007