Form 10QSB
period 2007-09-30
Scrap China CORP
filed 2007-11-14
CIK 1336388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2007

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
Common Stock, $0.001 par value

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  [X]    No  [  ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to this Form 10-KSB.  (x)

State issuer's revenues for its most recent fiscal year: $ 0.00

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days. No Market Exists

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ]    No [  ]

State the number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date:  November 14, 2007 – 7,710,843

SCRAP CHINA CORPORATION
FORM 10-QSB
QUARTER ENDED September 30, 2007

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets – September 30, 2007 and June 30, 2007 (Unaudited)	3

Condensed Statements of Operations for the Three Months Ended September 30, 2007 and September 30, 2006 and for the period from June 15, 2005 (Date of Inception) Through September 30, 2007 (Unaudited)	4

Condensed Statements of Cash Flows for the Three Months Ended September, 2007 and September 30, 2006 and for the period from June 15, 2005 (Date of Inception) Through September 30, 2007 (Unaudited)	5

Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis	7

Item 3. Controls and Procedures	7

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	8

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities	8

Item 3. Default Upon Senior Securities	8

Item 4. Submission of Matters to a Vote of Security Holders	8

Item 5. Other Information	8

Item 6. Exhibits and Reports on Form 8-K	8

Signatures	9

SCRAP CHINA CORPORATION
PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30,	June 30,
	2007	2007
ASSETS
Current Assets
Cash	$390	$399

Total Assets	$390	$399

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued liabilities	$2,730	$5,750
Payable to related party	141,515	129,743

Total Current Liabilities	144,245	135,493

Stockholders' Deficit
Common shares - par value $0.001 per share; 250,000,000 shares authorized; 7,710,843 shares issued and outstanding	7,711	7,711
Additional paid-in capital	2,289	2,289
Deficit accumulated during development stage	(153,855)	(145,094)

Total Stockholders' Deficit	(143,855)	(135,094)

Total Liabilities and Stockholders' Deficit	$390	$399

See the accompanying notes to the condensed financial statements

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the period from June 15, 2005 (date of inception) through September 30,
	2007	2006	2007
Sales	$-	$-	$-

Operating Expenses
Selling, general and adminstrative expenses	8,761	3,429	153,855

Total Operating Expenses	8,761	3,429	153,855

Net Loss	$(8,761)	$(3,429)	$(153,855)

Basic and Diluted Net Loss per Share	$(0.00)	$(0.00)

Weighted-Average Common Shares Outstanding	7,710,843	7,710,843

See the accompanying notes to the condensed financial statements

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended September 30,		For the period from June 15, 2005 (date of inception) through September 30,
	2007	2006	2007
Cash Flows from Operating Activities:
Net loss	$(8,761)	$(3,429)	$(153,855)
Changes in assets and liabilities:
Accrued liabilities	(3,020)	2,750	2,730
Payable to related party	11,772	655	141,515

Net Cash Used in Operating Activities	(9)	(24)	(9,610)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	-	10,000

Net Cash Provided by Financing Activities	-	-	10,000

Net Change in Cash	(9)	(24)	390

Cash at Beginning of Period	399	450	-

Cash at End of Period	$390	$426	$390

See the accompanying notes to the condensed financial statements

SCRAP CHINA CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1–ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

On November 30, 2005 RecycleNet Corporation announced the spin-off of Scrap China Corporation effective January 20, 2006.  The spin-off was in the form of a pro-rata share dividend to RecycleNet Corporation common shareholders.  On January 20, 2006, the common shareholders of record of RecycleNet Corporation received one share of Scrap China Corporation for every ten shares of RecycleNet Corporation.   The remaining undistributed share balance of 2,289,157 shares, were returned to the Scrap China Corporation treasury at no cost from RecycleNet Corporation.   The balance of issued and outstanding shares of Scrap China Corporation as of September 30, 2007 was 7,710,843.  From the date of the spin-off, Scrap China Corporation now functions as its own fully reporting entity.

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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in conjunction with the Company's annual financial statements included in the Company's annual report on Form 10KSB as of June 30, 2007 previously filed with the SEC on August 29, 2007.  The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended June 30, 2008.

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

NOTE 2–PAYABLE TO RELATED PARTY

At September 30, 2007 and June 30, 2007, the Company owed $141,515 and $129,743. respectively to a Recycle Net Corporation.  During the year ended June 30, 2007, and the three months ended September 30, 2007, RecycleNet Corporation paid certain expenses for travel, management and legal and accounting expenses on behalf of Scrap China Corporation. The Company anticipates that additional funds, if required, would be provided by RecycleNet Corporation; however, there is no assurance that future advances will be repaid.  These advances are due on demand and bear no interest.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

On June 15, 2005, upon inception of the Company, initial capital of $10,000 was provided by RecycleNet Corporation by purchasing 10,000,000 common shares (100%).  Additional funds, if required, over the next twelve months, will be provided by RecycleNet Corporation.  The Company does not anticipate spending more than $100,000 over the next twelve months.

The Company does not anticipate the purchase of any significant equipment or buildings during the development stage.

The Company does not expect any significant change in employees.

Off-Balance Sheet Arrangements

None

ITEM 3 – CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION

Item 1:	LEGAL PROCEEDINGS

Neither the Company nor any of its officers, directors or greater than 10% beneficial shareholders are involved in any litigation or legal proceedings involving the business of the Company.

ITEM 2.	CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

None.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Index to Exhibits

Exhibit 3.1 – Articles of Incorporation (1)

Exhibit 20 – Resolution of Board of directors re: Acquisition of Shares (1)

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

Scrap China Corporation

November 14, 2007	/s/ Paul Roszel
Paul Roszel, President and Chairman of the Board of Directors

November 14, 2007	/s/ Richard Ivanovick
Richard Ivanovick, C.A., Chief Financial and Accounting Officer