Form 10QSB
period 2007-12-31
Scrap China CORP
filed 2008-02-13
CIK 1336388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: December 31, 2007

OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________TO __________

Commission File Number 000-51503

Scrap China Corporation
_____________________________________

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

State the number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date:  February 13, 2008 – 7,710,843

SCRAP CHINA CORPORATION
FORM 10-QSB
QUARTER ENDED December 31, 2007

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets – December 31, 2007 and June 30, 2007 (Unaudited)	3

	Condensed Statements of Operations for the Three and Six Months Ended December 31, 2007 and December 31, 2006 and for the period from June 15, 2005 (Date of Inception) Through December 31, 2007 (Unaudited)	4

	Condensed Statements of Cash Flows for the Six Months Ended December 31, 2007 and December 31, 2006 and for the period from June 15, 2005 (Date of Inception) Through December 31, 2007 (Unaudited)	5

	Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis	7

Item 3.	Controls and Procedures	7

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	8

Item 2.	Changes in Securities and Small Business Issuer Purchase of Equity Securities	8

Item 3.	Default Upon Senior Securities	8

Item 4.	Submission of Matters to a Vote of Security Holders	8

Item 5.	Other Information	8

Item 6.	Exhibits and Reports on Form 8-K	8

Signatures		9

See the accompanying notes to the condensed financial statements

SCRAP CHINA CORPORATION
PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(UNAUDITED)
	December 31,	June 30,
	2007	2007
ASSETS
Current Assets
Cash	$381	$399
Total Assets	381	399

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued liabilities	2,730	5,750
Payable to related party	146,185	129,743
Total Current Liabilities	148,915	135,493
Stockholders' Deficit
Common shares - par value $0.001 per share; 250,000,000 shares authorized;
7,710,843 shares issued and outstanding	7,711	7,711
Additional paid-in capital	2,289	2,289
Deficit accumulated during development stage	(158,534)	(145,094)
Total Stockholders' Deficit	(148,534)	(135,094)
Total Liabilities and Stockholders' Deficit	$381	$399

See the accompanying notes to the condensed financial statements

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the period from
	For the Three Months Ended		For the Six Months Ended		June 15, 2005 (Date of
	December 31,		December 31,		inception) through
	2007	2006	2007	2006	December 31, 2007
Sales	$-	$-	$-	$-	$-
Operating Expenses
Selling, general and adminstrative expenses	4,679	13,194	13,440	16,623	(158,534)
Total Operating Expenses	4,679	13,194	13,440	16,623	(158,534)
Net Loss	$(4,679)	$(13,194)	$(13,440)	$(16,623)	$(158,534)

Basic and Diluted Net Loss per Share	$-	$-	$-	$-	$-
Weighted-Average Common
Shares Outstanding	7,710,843	7,710,843	7,710,843	7,710,843

See the accompanying notes to the condensed financial statements

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period from
	For the Six Months Ended		June 15, 2005 (date of
	December 31,		inception) through
	2007	2006	December 31, 2007
Cash Flows from Operating Activities:
Net loss	$ (13,440)	$ (16,623)	$ (158,534)
Changes in assets and liabilities:
Prepaids	-	(5,000)	-
Accrued liabilities	(3,020)	(2,250)	2,730
Payable to related party	16,442	23,840	146,185
Net Cash Used in Operating Activities	(18)	(33)	(9,619)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	-	10,000
Net Cash Provided by Financing Activities	-	-	10,000

Net Change in Cash	(18)	(33)	381
Cash at Beginning of Period	399	450	-
Cash at End of Period	$ 381	$ 417	$ 381

See the accompanying notes to the condensed financial statements

SCRAP CHINA CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1–ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations — On June 15, 2005, Scrap China Corporation (“the Company”) was organized under the laws of the State of Utah as a wholly-owned subsidiary of RecycleNet Corporation.  The Company is considered a development stage enterprise and is in the process of raising capital to fund operations.  As such, the Company has, since inception, spent most of its efforts in developing its business plan and in raising capital to fund its operations. The Company has relied upon cash flows from equity issuances and advances from RecycleNet Corporation to sustain operations.  The Company is continuing to mature its business plan and is proceeding to raise capital in order to execute the proof of concept phase for the company’s operations.

On November 30, 2005 RecycleNet Corporation announced the spin-off of Scrap China Corporation effective January 20, 2006.  The spin-off was in the form of a pro-rata share dividend to RecycleNet Corporation common shareholders.  On January 20, 2006, the common shareholders of record of RecycleNet Corporation received one share of Scrap China Corporation for every ten shares of RecycleNet Corporation.   The remaining undistributed share balance of 2,289,157 shares, was returned to the Scrap China Corporation treasury at no cost from RecycleNet Corporation.   The balance of issued and outstanding shares of Scrap China Corporation as of December 31, 2007 was 7,710,843.  From the date of the spin-off, Scrap China Corporation now functions as its own fully reporting entity.

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

NOTE 2–PAYABLE TO RELATED PARTY

At December 31, 2007 and June 30, 2007, the Company owed $146,185 and $129,743. respectively to RecycleNet Corporation.  During the year ended June 30, 2007, and the six months ended December 31, 2007, RecycleNet Corporation paid certain expenses for travel, management, legal, and accounting expenses on behalf of Scrap China Corporation. The Company anticipates that additional funds, if required, would be provided by RecycleNet Corporation; however, there is no assurance that future advances will be repaid.  These advances are due on demand and bear no interest.

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

Scrap China Corporation

February 13, 2008	/s/ Paul Roszel
Paul Roszel
President and Chairman of the Board of Directors

February 13, 2008	/s/ Richard R. Ivanovick
Richard R. Ivanovick, C.A.
Chief Financial and Accounting Officer