Form 10KSB/A
period 2007-06-30
Scrap China CORP
filed 2008-04-18
CIK 1336388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

SCRAP CHINA CORPORATION
INDEX

Explanatory Note

This 10-KSB is being amended to include a conformed signature on the Report of Independent Registered Public Accounting Firm and to correctly reflect the date on such report.

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

/s/ HANSEN, BARNETT & MAXWELL, P.C.
HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
August 28, 2007

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

Scrap China Corporation

/s/ Paul Roszel
Paul Roszel, President /Chairman of the Board of Directors
April 18, 2008

/s/ Richard Ivanovick
Richard Ivanovick, C.A., Chief Financial and Accounting Officer
April 18, 2008