Form 10QSB
period 2008-03-31
Scrap China CORP
filed 2008-05-15
CIK 1336388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2008

OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                   TO __________

Commission File Number 000-51503

Scrap China Corporation
__________________________________
(Name of Small business Issuer in its charter)

Utah	81 - 0674073
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

175 East 400 South Suite 900, Salt Lake City, Utah	84111	801-531-0404
(Address of principal executive offices)	(Zip Code)	(Issuer's telephone number)

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  [X]    No  [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to this Form 10-QSB.  (x)

State issuer's revenues for its most recent fiscal year: $ 0.00

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days. No Market Exists

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ]    No [ ]

State the number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date:  May 14, 2008 – 7,710,843

SCRAP CHINA CORPORATION
FORM 10-QSB
QUARTER ENDED MARCH 31, 2008

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets – March 31, 2008 and June 30, 2007 (Unaudited)	3

	Condensed Statements of Operations for the Three and Nine Months Ended March 31, 2008 and March 31, 2007 and for the period from June 15, 2005 (Date of Inception) Through March 31, 2008 (Unaudited)	4

	Condensed Statements of Cash Flows for the Nine Months Ended March 31, 2008 and March 31, 2007 and for the period from June 15, 2005 (Date of Inception) Through March 31, 2008 (Unaudited)	5

	Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis	7

Item 3.	Controls and Procedures	8

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	8

Item 2.	Changes in Securities and Small Business Issuer Purchase of Equity Securities	8

Item 3.	Default Upon Senior Securities	8

Item 4.	Submission of Matters to a Vote of Security Holders	8

Item 5.	Other Information	9

Item 6.	Exhibits and Reports on Form 8-K	9

	Signatures	10

SCRAP CHINA CORPORATION
PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31,	June 30,
	2008	2007
ASSETS
Current Assets
Cash	$372	$399
Total Assets	$372	$399

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued liabilities	$2,960	$5,750
Payable to related party	148,685	129,743
Total Current Liabilities	151,645	135,493
Stockholders' Deficit
Common shares - par value $0.001 per share; 250,000,000 shares authorized; 7,710,843 shares issued and outstanding	7,711	7,711
Additional paid-in capital	2,289	2,289
Deficit accumulated during development stage	(161,273)	(145,094)
Total Stockholders' Deficit	(151,273)	(135,094)
Total Liabilities and Stockholders' Deficit	$372	$399

See the accompanying notes to the condensed financial statements

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended		For the period from June 15, 2005 (Date of inception) through
	March 31,		March 31,		March 31,
	2008	2007	2008	2007	2008
Sales	$-	$-	$-	$-	$-
Operating Expenses
Selling, general and adminstrative expenses	2,739	12,719	16,179	29,342	161,273
Total Operating Expenses	2,739	12,719	(16,179)	(29,342)	(161,273)
Net Loss	$(2,739)	$(12,719)	$(16,179)	$(29,342)	$(161,273)

Basic and Diluted Net Loss per Share	$-	$-	$-	$-
Weighted-Average Common Shares Outstanding	7,710,843	7,710,843	7,710,843	7,710,843

See the accompanying notes to the condensed financial statements

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended March 31,		For the period from June 15, 2005 (date of inception) through March 31,
	2008	2007	2008
Cash Flows from Operating Activities:
Net loss	$(16,179)	$(29,342)	$(161,273)
Changes in assets and liabilities:
Accrued liabilities	(2,790)	(2,270)	2,960
Payable to related party	18,942	31,570	148,685
Net Cash Used in Operating Activities	(27)	(42)	(9,628)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	-	10,000
Net Cash Provided by Financing Activities	-	-	10,000

Net Change in Cash	(27)	(42)	372
Cash at Beginning of Period	399	450	-
Cash at End of Period	$372	$408	$372

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

Basis of Presentation — The accompanying condensed financial statements have been prepared by Scrap China Corporation and are unaudited.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America.

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

Recent Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date to fiscal years beginning after November 15, 2008.  The Company does not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to require enhanced disclosures concerning the manner in which an entity uses derivatives (and the reasons it uses them), the manner in which derivatives and related hedged items are accounted for under SFAS No. 133 and interpretations thereof, and the effects that derivatives and related hedged items have on an entity's financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements of fiscal years and interim periods beginning after November 15, 2008.  The Company has not yet determined the effects on its consolidated financial statements, if any, that may result upon the adoption of SFAS 161.

NOTE 2–PAYABLE TO RELATED PARTY

At March 31, 2008 and June 30, 2007, the Company owed $148,685 and $129,743, respectively, to RecycleNet Corporation, a company related through common management.  During the year ended June 30, 2007, and the nine months ended March 31, 2008, RecycleNet Corporation paid certain expenses for travel, management, legal, and accounting expenses on behalf of Scrap China Corporation. The Company anticipates that additional funds, if required, would be provided by RecycleNet Corporation; however, there is no assurance that future advances will be repaid.  These advances are due on demand and bear no interest.

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

The Company is continuing to mature its business plan and is attempting to raise capital in order to execute the proof of concept phase for the companies operations.

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

Off-Balance Sheet Arrangements

None

ITEM 3 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control over Financial Reporting:

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management of the Company has assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2008, our internal control over financial reporting is effective based on these criteria.

Changes in internal control over financial reporting:

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

Index to Exhibits

Exhibit 3.1 – Articles of Incorporation (1)

Exhibit 20 –  Resolution of Board of directors re: Acquisition of Shares (1)

Exhibit 31.1 -Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 -Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 -Certification of Chief Executive Officer pursuant to U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 -Certification of Chief Financial Officer pursuant to U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Incorporated by reference herein filed as exhibits to the Company's Registration Statement on Form 10SB previously filed with the SEC on August 18, 2005, and subsequent amendments made thereto.

Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Scrap China Corporation

May 15, 2008	/s/ Paul Roszel
Paul Roszel, President and Chairman of the Board of Directors

May 15, 2008	/s/ Richard Ivanovick
Richard Ivanovick, C.A., Chief Financial and Accounting Officer