Form 10-K
period 2008-06-30
Scrap China CORP
filed 2008-09-25
CIK 1336388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008
Commission File Number 000-51503

Scrap China Corporation
(Exact Name of registrant as specified in its charter)

Utah	81 - 0674073
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

175 East 400 South Suite 900, Salt Lake City, Utah	84111	801-531-0404
(Address of principal executive offices)	(Zip Code)	(Registrant's telephone number)

www.scrapchina.com
(Web Address)

(Copies to:)
Steve Taylor, 175 East 400 South, Suite 900 Salt Lake City, Utah, 84111 801 578-3283

Securities registered pursuant to Section 12(g) of the Exchange Act:  Common Stock, no par value

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  [X]    No  [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to this Form 10-K.  (x)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ]    No [ ]

State issuer's revenues for its most recent fiscal year: $ 0.00

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days. No Market Exists

State the number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date:  September 24, 2008 – 7,710,843

SCRAP CHINA CORPORATION
INDEX

FORWARD LOOKING STATEMENTS

Scrap China Corporation (the "Company", "we" or "us") cautions readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements that may have been made in this Form 10-K or that are otherwise made by or on behalf of us. For this purpose, any statements contained in the Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements.

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

On June 15, 2005, Scrap China Corporation (“the Company”) was organized under the laws of the State of Utah as a wholly owned subsidiary of RecycleNet Corporation.  The Company is a development stage enterprise and is in the process of raising capital to fund operations.  As such, the Company has, since inception, spent most of its efforts in developing its business plan and in raising capital to fund its operations. The Company has relied upon cash flows from equity issuances and advances from RecycleNet Corporation to sustain operations.

The Company plans to specialize in importing scrap materials into China.  These materials include, but are not limited to, scrap metal, waste paper, scrap plastic, scrap glass, etc.  The Company’s main focus will be on freight consolidation resulting in better economics in the transactions.

On November 30, 2005 RecycleNet Corporation announced the spin-off of Scrap China Corporation effective January 20, 2006.  The spin-off was in the form of a pro-rata share dividend to RecycleNet Corporation common shareholders.  On January 20, 2006, the common shareholders of record of RecycleNet Corporation received one share of Scrap China Corporation for every ten shares of RecycleNet Corporation.   The remaining undistributed share balance of 2,289,157 was returned to the Scrap China Corporation treasury at no cost from RecycleNet Corporation.   The balance of issued and outstanding shares of Scrap China Corporation as of June 30, 2008 was 7,710,843.

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

Reports to Security Holders

The Company is a "reporting company" under the Securities Exchange Act of 1934 and is required to file annual, quarterly and periodic reports with the Securities and Exchange Commission, such as Forms 10-K, 10-Q, and 8-K. The reports are available at the Commission's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, telephone 1-800-SEC-0330 and may be retrieved electronically via the Internet at www.sec.gov.

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

Item 3:  Legal Proceedings

Neither the Company, nor any of its officers, directors, or greater than 10% beneficial shareholders, are involved in any litigation or legal proceedings involving the business of the Company.

Item 4: Submission of Matters to a Vote of Security Holders

The annual meeting for the year ended June 30, 2007 for Scrap China Corporation was held on June 20, 2008.  The following matters were submitted to a vote of the Company's security holders and all items were passed:

Item A:  Election of Directors
The three persons elected as directors of the Company are as follows:

Election of Directors	For	Against	Withheld
Paul Roszel	69,260,867	293
Richard Ivanovick	6,261,160
Keith Deck	6,261,160

Item B: Appointment of Independent Public Accountants
The Board of Directors has appointed HANSEN, BARNETT & MAXWELL, P.C. certified public accountants, Salt Lake City, Utah, to be the independent public accountants for the Company during the coming year and until the next annual shareholders meeting of the Company.  Hansen, Barnett & Maxwell, P.C. has served as the Company’s public accountants since inception and the Board is requesting that the shareholders ratify that appointment.
The number of common shares voted was; for 6,261,160, against 0, withheld 0

PART TWO

Item 5:  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

As of June 30, 2008, the number of holders of record of the Company's common shares was 706.  The Company has not declared or paid any cash dividends.  It is not anticipated that any cash dividends will be declared or paid in the near future. There are no contractual or other restrictions that limit the ability of the Company to pay dividends on its common shares and none are anticipated in the future.

Description of Securities

The Company has authorized 250,000,000 common shares. There are no provisions in the Articles of Incorporation of the Company that would delay, defer, or prevent a change in control of the Company. The Company has no debt securities issued.

Recent Sales of Unregistered Securities

On November 30, 2005 RecycleNet Corporation, announced the spin-off of Scrap China Corporation, a wholly owned subsidiary.  The spin-off was in the form of a pro-rata share dividend to RecycleNet Corporation common shareholders.  On January 20, 2006, the common shareholders of record of RecycleNet Corporation received one share of Scrap China Corporation for every ten shares of RecycleNet Corporation.   The remaining undistributed share balance of 2,289,157 was returned to the Scrap China Corporation treasury at no cost from RecycleNet Corporation.   The balance of issued and outstanding shares of Scrap China Corporation as of June 30, 2008 is 7,710,843.

The Company has made no other offers or sales and none are intended at the present time.

Item 6:  Managements Discussion and Analysis or Plan of Operation

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and notes related thereto, included elsewhere in this report.

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

Off-Balance Sheet Arrangements

None

Results of Operations

In January 2006, Scrap China Corporation was spun off from RecycleNet Corporation.  To date the Company has had no sales.

	2008	2007

Sales Revenues	$ 0.00	$ 0.00
Operating Expenses	$(23,528)	$(43,428)

Operating Expenses decreased in 2008 over 2007 by $19,900. Office and administrative costs were reduced by $15,701, advertising by $1,800 and travel by $4,507.

Offsetting these savings, increased expense was recorded in professional fees by $2,250.

	2008	2007

Net Income (Loss)	$(23,528)	$(43,428)

As discussed above, Scrap China is still in the developmental stage and has no sales, therefore all costs attributed to development of the Company attribute to the losses recorded.

From inception to the present, RecycleNet Corporation has provided all funding to the Company.  The funds provided were used toward establishing a base of operations in China.  As of June 30, 2008 and 2007, the Company had a $150,735 and $129,743 payable to RecycleNet Corporation, respectively.  During the years ended June 30, 2008 and 2007, RecycleNet Corporation paid certain expenses for travel, management and legal and accounting expenses on behalf of Scrap China Corporation. The Company anticipates that RecycleNet Corporation, if required, will provide additional funds, however, there is no assurance that future advances will be made.  Terms for repayment have not been established and the advances are due on demand and bear no interest.

Item 7:  Financial Statements

Scrap China Corporation
(A Development Stage Enterprise)
INDEX TO FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets – June 30, 2007 and 2008	F-2

Statements of Operations for the Years Ended June 30, 2007 and 2008 and for the Period from June 15, 2005 (Date of Inception) through June 30, 2008	F-2

Statements of Stockholders’ Deficit for the Period from June 15, 2005 (Date of Inception) through June 30, 2006 and for the Years Ended June 30, 2007 and 2008	F-3

Statements of Cash Flows for the Years Ended June 30, 2007 and 2008 and for the Period from June 15, 2005 (Date of Inception) through June 30, 2008	F-4

Notes to Financial Statements	F-5

HANSEN, BARNETT& MAXWELL, P.C.
A Professional Corporation	Registered with the Public Company
CERTIFIED PUBLIC ACCOUNTANTS	Accounting Oversight Board
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200 Fax: (801) 532-7944
www.hbmcpas.com	A Member of the Forum of Firms

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Scrap China Corporation

We have audited the balance sheets of Scrap China Corporation (a development stage enterprise) as of June 30, 2008 and 2007 and the related statements of operations, stockholders’ deficit and cash flows for the years ended June 30, 2008 and 2007 and for the period from June 15, 2005 (date of inception) through June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scrap China Corporation as of June 30, 2008 and 2007 and the results of its operations and its cash flows for the years ended June 30, 2008 and 2007 and for the period from June 15, 2005 (date of inception) through June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Hansen, Barnett and Maxwell, P.C.______
HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
September 19, 2008

SCRAP CHINA CORPORATION
(A Development Stage Enterprise)
BALANCE SHEETS

	June 30,	June 30,
	2008	2007
ASSETS
Current Assets
Cash	$363	$399
Total Assets	$363	$399

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued liabilities	$8,250	$5,750
Payable to related party	150,735	129,743
Total Current Liabilities	158,985	135,493

Stockholders' Deficit
Common shares - par value $0.001 per share; 250,000,000 shares authorized; 7,710,843 shares issued and outstanding, respectively	7,711	7,711
Additional paid-in capital	2,289	2,289
Deficit accumulated during development stage	(168,622)	(145,094)
Total Stockholders' Deficit	(158,622)	(135,094)
Total Liabilities and Stockholders' Deficit	$363	$399

SCRAP CHINA CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

			For the Period from
	For the Years Ended		June 15, 2005 (Date of
	June 30,		Inception) through
	2008	2007	June 30, 2008
Sales	$-	$-	$-
Operating Expenses
Selling, general and administrative expenses	23,528	43,428	168,622
Total Operating Expenses	(23,528)	(43,428)	(168,622)
Net Loss	$(23,528)	$(43,428)	$(168,622)

Basic and Diluted Net Loss per Share	$-	$(0.01)
Weighted-Average Common
Shares Outstanding	7,710,843	7,710,843

SCRAP CHINA CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common Shares		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Issuance of Common Shares to RecycleNet
Corporation - June 15, 2005; $0.001 per share	10,000,000	$10,000	$-	$-	$10,000

Return of Shares from Spin-off of Corporation -
February 15, 2006; no cost	(2,289,157)	(2,289)	2,289	-	-

Net loss for the period ended June 30, 2006	-	-	-	(101,666)	(101,666)

Balance - June 30, 2006	7,710,843	7,711	2,289	(101,666)	(91,666)

Net loss for the year ended June 30, 2007	-	-	-	(43,428)	(43,428)

Balance - June 30, 2007	7,710,843	7,711	2,289	(145,094)	(135,094)

Net loss for the year ended June 30, 2008	-	-	-	(23,528)	(23,528)

Balance - June 30, 2008	7,710,843	$7,711	$2,289	$(168,622)	$(158,622)

SCRAP CHINA CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

			For the Period from
	For the Years Ended		June 15, 2005 (Date of
	June 30,		Inception) through
	2008	2007	June 30, 2008
Cash Flows from Operating Activities:
Net loss	$(23,528)	$(43,428)	$(168,622)
Changes in assets and liabilities:
Accrued liabilities	2,500	750	8,250
Payable to related party	20,992	42,627	150,735
Net Cash Used in Operating Activities	(36)	(51)	(9,637)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	-	10,000
Net Cash Provided by Financing Activities	-	-	10,000

Net Change in Cash	(36)	(51)	363
Cash at Beginning of Period	399	450	-
Cash at End of Period	$363	$399	$363

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

On November 30, 2005 RecycleNet Corporation, of which Scrap China Corporation was a wholly owned subsidiary, announced the spin-off of Scrap China Corporation effective January 20, 2006.  The spin-off was in the form of a pro-rata share dividend to RecycleNet Corporation common shareholders.  On January 20, 2006, the common shareholders of record of RecycleNet Corporation received one share of Scrap China Corporation for every ten shares of RecycleNet Corporation.   The remaining undistributed share balance of 2,289,157 shares was returned to the Scrap China Corporation treasury at no cost from RecycleNet Corporation.

The Company is continuing to mature its business plan and is proceeding to raise capital in order to execute the proof of concept phase for the company’s operations.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments — The carrying amounts reported in the accompanying financial statements for current assets and current liabilities approximate fair values because of the immediate or short-term maturities of these financial instruments.

Business Condition — The Company is a development stage enterprise with minimal operating history.  It has not yet been able to develop and execute its business plan.  This situation raises substantial doubt about its ability to continue as a going concern. The Company plans to fund its operations by issuing equity securities or loans from related parties. Success in these efforts is not assured.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Income Taxes — The Company recognizes an asset or liability for the deferred tax consequences of all temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the asset or liabilities are recovered or settled.  Deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  Deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.

Net Loss Per Share — Basic and diluted loss per common share is computed on the basis of the weighted-average number of common shares outstanding during the period.  There were no potentially issuable common stock equivalents outstanding at June 30, 2008 or 2007.

Recent Accounting Pronouncements - In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on its financial statements, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on its financial statements.

In May 20008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).  FSB No. APB 14.1 Clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, and specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has not yet determined the effect on its financial statements, if any, upon adoption of FSP No. APB 14-1.

Note 3 – Stockholders’ Equity

The Company is authorized to issue 250,000,000 common shares. The board of directors is authorized to designate one or more series within the class of common shares and to designate relative preferences, limitations and rights.

In June 2005, the Company issued 10,000,000 shares of common stock to RecycleNet Corporation for cash proceeds of $10,000 or $0.001 per share, making the Company a wholly owned subsidiary of RecycleNet Corporation.

On November 30, 2005 RecycleNet Corporation announced the spin-off of Scrap China Corporation effective January 20, 2006.  The spin-off was in the form of a pro-rata share dividend to RecycleNet Corporation shareholders.  On January 20, 2006, the shareholders of record of
RecycleNet Corporation received one share of Scrap China Corporation for every ten shares of RecycleNet Corporation.   The remaining undistributed share balance of 2,289,157 was returned to the Scrap China Corporation treasury at no cost from RecycleNet Corporation.

Note 4 – Related Party Transactions

As of June 30, 2008 and 2007, the Company had a $150,735 and $129,743 payable to a related party, respectively.  During the years ended June 30, 2008 and 2007, RecycleNet Corporation paid certain expenses for travel, management and legal and accounting expenses on behalf of Scrap China Corporation. The Company anticipates that RecycleNet Corporation, if required, would provide additional funds, however, there is no assurance that future advances will be made.  Terms for repayment have not been established and the advances are due on demand and bear no interest.

Note 5 – Income Taxes

The components of the net deferred tax asset as of June 30, 2008 and 2007, are as follows:

As of June 30,	2008	2007
Operating loss carryforwards	$62,896	$54,120
Valuation allowance	(62,896)	(54,120)
Net Deferred Tax Asset	$-	$-

As of June 30, 2008, the Company had net operating loss carry forwards of $168,622 that begin to expire in 2026.  The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the fiscal years ended June 30, 2008 and 2007:

For the Years Ended June 30,	2008	2007
Tax at statutory rate (34%)	$(8,000)	$(14,765)
Change in valuation allowance	8,776	16,199
State tax benefit, net of federal tax effect	(776)	(1,434)
Provision for Income Taxes	$-	$-

Item 8. Changes in and Disagreements with Accountants

None.

Item 8A.   Controls and Procedures

Evaluation of Disclosure Controls: We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Annual Report on Form 10-K we present the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report based on the disclosure controls evaluation.

Objective of Controls: Our disclosure controls and procedures are designed so that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures

Conclusion: Based upon the disclosure controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.
Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B:  Other Information

None

PART THREE

Item 9:  Directors and Executive Officers, Promoters and Control Persons:  Compliance with Section 16(a) of the Exchange Act.

Directors and Officers of the Company

Name	Age	Position	Term of Office

Paul Roszel	51	Chairman of the Board,	Inception to
		President, Director	Present

Richard R. Ivanovick C.A.	67	Chief Financial Officer,	Inception to
		Director	Present

Keith A. Deck	71	Director	Inception to
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

Over the past five years, Mr. Ivanovick, as Chief Financial Officer and a Director of RecycleNet Corporation, a position he has held since 1999, has been directly responsible for the preparation of financial reporting, documents and compliance under the Sarbanes Oxley Act of 2002 and the Securities Exchange Act of 1934.   Mr. Ivanovick, is a registered Chartered Accountant.  He has also been President of Marsh Tire Service Ltd. since 1977, a company involved in automobile service, sales and leasing in the Guelph, Ontario Canada area.

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

Item 10:  Executive Compensation

The following table shows compensation earned during the period from June 15, 2005 (date of inception) through June 30, 2008 by the Officers and Directors of the Company.   No other miscellaneous compensation was paid or stock options granted during this period.

Name & Principal Positions	Fiscal Year	Salary

Paul Roszel, President & Chairman	2008	-
	2007	-
	2006	-

Richard R. Ivanovick, CFO	2008	-
	2007	-
	2006	-

Keith A. Deck, Director	2008	-
	2007	-
	2006	-

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

Title	Name & Address	Amount& Nature	Percent
of Class	of Beneficial Owner	of Beneficial	of Class
		Ownership

Common	Inter-Continental	3,858,785	50.04%
	Recycling, Inc. (Note 1)
	7 Darren Place
	Guelph, Ontario Canada

Common	Paul Roszel (Note 2)	266,812	3.46%
	7 Darren Place
	Guelph, Ontario Canada

Common	Richard R. Ivanovick	410,562	5.32%
	23 Cottontail Place
	Cambridge, Ontario Canada

Common	Keith A. Deck	81,200	1.05%
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

Item 12:  Certain Relationships and Related transactions

All Directors of Scrap China Corporation are Directors in the former parent company, RecycleNet Corporation. RecycleNet Corporation trades publicly as OTC:  GARM and is a "Reporting Company" under the Securities Exchange Act of 1934 and files annual, quarterly and periodic reports with the Securities and Exchange Commission, such as Forms 10-K, 10-Q, and 8-K. The reports are available at the Commission's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, telephone 1-800-SEC-0330 and may be retrieved electronically via the Internet at www.sec.gov.

The company has an agreement with RecycleNet Corporation to provide various services for the Company.

As at June 30, 2008, the Company had a $150,735 payable to RecycleNet Corporation.  This resulted from expenses incurred for travel, management and legal and accounting expenses paid on behalf of Scrap China Corporation.  Additional funds, if required, will be provided by RecycleNet Corporation and will be treated as a payable to a related party.  These advances are due on demand and bear no interest.

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

DESCRIPTION OF SECURITIES

The Company has authorized 250,000,000 common shares, of which 7,710,843 common shares were issued and outstanding at June 30, 2008.

Cumulative voting for the election of directors is not provided for in the Company's amended Articles of Incorporation, which means that the holders of a majority of the shares voted can elect all of the directors then standing for election. The voting shares are not entitled to preemptive rights and are not subject to conversion or redemption. Upon a liquidation, dissolution or winding-up of the Company, the assets legally available for distribution to stockholders are distributable equally among the holders of the shares after payment of claims of creditors. Each outstanding share is, and all shares that may be issued in the future, will be fully paid and non-assessable.

There are no provisions in the amended Articles of Incorporation of the Company that would delay, defer, or prevent a change in control of the Company. The Company has no debt securities issued and the Company does not contemplate issuing any in the near future.

Item 13:  Index to Exhibits

Exhibit 3.1 - Articles of Incorporation(1)

Exhibit 20 - Resolution of Board of directors re Acquisition of Shares(1)

Exhibit 31.1 - Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act  of 2002

Exhibit 32.1 - Certification of Chief Executive Officer pursuant to U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 - Certification of Chief Financial Officer pursuant to U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_____________________
(1)Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on Form 10SB previously filed with the SEC on August 18, 2005 and subsequent amendments thereto.

Item 14:  Principal Accountant Fees and Services

Hansen, Barnett & Maxwell served as the Company’s Independent Registered Public Accounting Firm for the years ended June 30, 2008 and 2007 and for the period from June 15, 2005 (date of inception) through June 30, 2005, and is expected to serve in that capacity for the current year. Principal accounting fees for professional services rendered for the Company by Hansen, Barnett & Maxwell for the years ended June 30, 2008 and 2007 are summarized as follows:

	2008	2007
Audit	$13,334	$12,750
Audit related	–	–
Tax	1,141	126
All other	–	–

Total	$14,475	$12,876

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

Scrap China Corporation

/s/ Paul Roszel_________________________________
Paul Roszel, President /Chairman of the Board of Directors
September 24, 2008

/s/ Richard Ivanovick________________________________
Richard Ivanovick, C.A., Chief Financial and Accounting Officer
September 24, 2008