Form 10-Q
period 2008-09-30
Scrap China CORP
filed 2008-11-14
CIK 1336388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008
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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  [X]    No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:
Large Accelerated Filer   (    )                                Accelerated Filer (   )
Non-Accelerated Filer     (    )                                Smaller Reporting Company ( x )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ]    No [ ]

State the number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date:  November 14, 2008 – 7,710,843

SCRAP CHINA CORPORATION
FORM 10-Q
QUARTER ENDED September 30, 2008

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

	Condensed Balance Sheets – September 30, 2008 and June 30, 2008 (Unaudited)	3

	Condensed Statements of Operations for the Three Months Ended September 30, 2008 and 2007 and for the period from June 15, 2005 (Date of Inception) Through September 30, 2008 (Unaudited)	4

	Condensed Statements of Cash Flows for the Three Months Ended September 30, 2008 and 2007 and for the period from June 15, 2005 (Date of Inception) Through September 30, 2008 (Unaudited)	5

	Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis	7

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	8

Item 4T.	Controls and Procedures	8

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	9

Item 1A.	Risk Factors	9

Item 2.	Unregistered Sales of Equity Securities and use of Proceeds	9

Item 3.	Default Upon Senior Securities	9

Item 4.	Submission of Matters to a Vote of Security Holders	9

Item 5.	Other Information	9

Item 6.	Exhibits and Reports on Form 8-K	9

Signatures		10

SCRAP CHINA CORPORATION
PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(UNAUDITED)
	September 30,	June 30,
	2008	2008
ASSETS
Current Assets
Cash	$354	$363
Total Assets	$354	$363

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued liabilities	$8,480	$8,250
Payable to related party	154,180	150,735
Total Current Liabilities	162,660	158,985

Stockholders' Deficit
Common shares - par value $0.001 per share; 250,000,000 shares authorized;
7,710,843 shares issued and outstanding	7,711	7,711
Additional paid-in capital	2,289	2,289
Deficit accumulated during development stage	(172,306)	(168,622)
Total Stockholders' Deficit	(162,306)	(158,622)
Total Liabilities and Stockholders' Deficit	$354	$363

See the accompanying notes to the condensed financial statements

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

			For the period from
	For the Three Months Ended		June 15, 2005 (date of
	September 30,		inception) through
	2008	2007	September 30, 2008
Sales	$-	$-	$-
Operating Expenses
Selling, general and adminstrative expenses	3,684	8,761	172,306
Total Operating Expenses	3,684	8,761	172,306
Net Loss	$(3,684)	$(8,761)	$(172,306)

Basic and Diluted Net Loss per Share	$-	$-
Weighted-Average Common
Shares Outstanding	7,710,843	7,710,843

See the accompanying notes to the condensed financial statements

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period from
	For the Three Months Ended		June 15, 2005 (date of
	September 30,		inception) through
	2008	2007	September 30, 2008
Cash Flows from Operating Activities:
Net loss	$(3,684)	$(8,761)	$(172,306)
Changes in assets and liabilities:
Accrued liabilities	230	(3,020)	8,480
Payable to related party	3,445	11,772	154,180
Net Cash Used in Operating Activities	(9)	(9)	(9,646)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	-	10,000
Net Cash Provided by Financing Activities	-	-	10,000

Net Change in Cash	(9)	(9)	354
Cash at Beginning of Period	363	399	-
Cash at End of Period	$354	$390	$354

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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in conjunction with the Company's annual financial statements included in the Company's annual report on Form 10K as of June 30, 2008 previously filed with the SEC on September 29, 2008.  The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended June 30, 2009.

Recent Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The adoption of the portions of SFAS No. 157 that were not postponed by (FSP FIN) No. 157-2 did not have a material impact on the Company’s financial statements. The Company does not expect the adoption of the postponed portions of SFAS No. 157 to have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to require enhanced disclosures concerning the manner in which an entity uses derivatives (and the reasons it uses them), the manner in which derivatives and related hedged items are accounted for under SFAS No. 133 and interpretations thereof, and the effects that derivatives and related hedged items have on an entity's financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements of fiscal years and interim periods beginning after November 15, 2008.  The Company has not yet determined the effects on its financial statements, if any, that may result upon the adoption of SFAS 161.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquire at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on its financial statements, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160.

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

NOTE 2–PAYABLE TO RELATED PARTY

At September 30, 2008 and June 30, 2008, the Company owed $154,180 and $150,735, respectively, to RecycleNet Corporation.  During the year ended June 30, 2008, and the three months ended September 30, 2008, RecycleNet Corporation paid certain expenses for travel, management and legal, and accounting expenses on behalf of Scrap China Corporation. The Company anticipates that additional funds, if required, would be provided by RecycleNet Corporation; however, there is no assurance that future advances will be repaid.  These advances are due on demand and bear no interest.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Section and elsewhere in this Form 10-Q regarding matters that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995).  Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements that address operating performance, events or developments that management expects or anticipates to occur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management's forward-looking statements.  The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.

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

To date the Company has determined that the following permits, registrations or licenses may be required in China:

1.	General Administration for Quality Supervision, Inspection and Quarantine – AQSIQ
2.	Compulsory Certificate – CCC

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

Off-Balance Sheet Arrangements

None

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” (as defined by Item 10 of Regulation S-K), the Company is not required to provide information required by this Item, as defined by Regulation S-K Item 305(e).

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls: We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Quarterly Report on Form 10-Q we present the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report based on the disclosure controls evaluation.

Objective of Controls: Our disclosure controls and procedures are designed so that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures

Conclusion: Based upon the disclosure controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Neither the Company nor any of its officers, directors or greater than 10% beneficial shareholders are involved in any litigation or legal proceedings involving the business of the Company.

ITEM 1A.  RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS AND REPORTS OF FORM 8-K

Index to Exhibits

Exhibit 3.1 – Articles of Incorporation (1)

Exhibit 20 – Resolution of Board of directors re: Acquisition of Shares (1)

Exhibit 31.1 – Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 – Certification of Chief Executive Officer pursuant to U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 – Certification of Chief Financial Officer pursuant to U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Incorporated by reference herein filed as exhibits to the Company's Registration Statement on Form 10SB previously filed with the SEC on August 18, 2005, and subsequent amendments made thereto.

Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Scrap China Corporation

November 14, 2008
Paul Roszel, President and Chairman of the Board of
Directors

November 14, 2008
Richard Ivanovick, C.A., Chief Financial and
Accounting Officer