Form 10-Q
period 2008-12-31
Scrap China CORP
filed 2009-02-13
CIK 1336388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2008
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

State the number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date:  February 14, 2009 – 7,710,843

SCRAP CHINA CORPORATION
FORM 10-Q
QUARTER ENDED December 31, 2008

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Balance Sheets – December 31, 2008 and June 30, 2008 (Unaudited)		3

Condensed Statements of Operations for the Three and Six Months Ended December 31, 2008 and December 31, 2007 and for the period from June 15, 2005 (Date of Inception) Through December 31, 2008 (Unaudited)		4

Condensed Statements of Cash Flows for the Six Months Ended December 31, 2008and 2007 and for the period from June 15, 2005 (Date of Inception) Through December 31, 2008 (Unaudited)		5

Notes to Condensed Financial Statements		6

Item 2.	Management’s Discussion and Analysis	7

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	8

Item 4T.	Controls and Procedures	9

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	9

Item 1A.	Risk Factors	9

Item 2.	Unregistered Sales of Equity Securities and use of Proceeds	9

Item 3.	Default Upon Senior Securities	9

Item 4.	Submission of Matters to a Vote of Security Holders	9

Item 5.	Other Information	10

Item 6.	Exhibits and Reports on Form 8-K	10

Signatures		10

SCRAP CHINA CORPORATION
PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(UNAUDITED)
	December 31,	June 30,
	2008	2008
ASSETS
Current Assets
Cash	$345	$363
Total Assets	$345	$363

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued liabilities	$6,230	$8,250
Payable to related party	160,892	150,735
Total Current Liabilities	167,122	158,985
Stockholders' Deficit
Common shares - par value $0.001 per share; 250,000,000 shares authorized; 7,710,843 shares issued and outstanding	7,711	7,711
Additional paid-in capital	2,289	2,289
Deficit accumulated during development stage	(176,777)	(168,622)
Total Stockholders' Deficit	(166,777)	(158,622)
Total Liabilities and Stockholders' Deficit	$345	$363

See the accompanying notes to the condensed financial statements

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the period from
	For the Three Months Ended		For the Six Months Ended		June 15, 2005 (date of
	December 31,		December 31,		inception) through
	2008	2007	2008	2007	December 31, 2008
Sales	$-	$-	$-	$-	$-
Operating Expenses
Selling, general and
adminstrative expenses	4,471	4,679	8,155	13,440	176,777
Total Operating Expenses	4,471	4,679	8,155	13,440	176,777
Net Loss	$(4,471)	$(4,679)	$(8,155)	$(13,440)	$(176,777)

Basic and Diluted Net Loss per Share	$-	$-	$-	$-
Weighted-Average Common
Shares Outstanding	7,710,843	7,710,843	7,710,843	7,710,843

See the accompanying notes to the condensed financial statements

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period from
	For the Six Months Ended		June 15, 2005 (date of
	December 31,		inception) through
	2008	2007	December 31, 2008
Cash Flows from Operating Activities:
Net loss	$(8,155)	$(13,440)	$(176,777)
Changes in assets and liabilities:
Accrued liabilities	(2,020)	(3,020)	6,230
Payable to related party	10,157	16,442	160,892
Net Cash Used in Operating Activities	(18)	(18)	(9,655)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	-	10,000
Net Cash Provided by Financing Activities	-	-	10,000

Net Change in Cash	(18)	(18)	345
Cash at Beginning of Period	363	399	-
Cash at End of Period	$345	$381	$345

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

In February 2008, the FASB issued FASB Staff Position (FSP) FAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (FSP FAS 140-3). FSP FAS 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under SFAS No. 140 unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. FSP FAS 140-3 is effective for fiscal years beginning after November 15, 2008, and will be applied to new transactions entered into after the date of adoption. Early adoption is prohibited. The Company has not yet determined the effect on its financial statements, if any, that will occur upon adoption of FSP FAS 140-3.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP.  The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process.  The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The adoption of FASB 162 is not expected to have a material impact on the Company’s financial statements.

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

NOTE 2–PAYABLE TO RELATED PARTY

At December 31, 2008 and June 30, 2008, the Company owed $160,892 and $150,735, respectively, to RecycleNet Corporation.  During the year ended June 30, 2008, and the six months ended December 31, 2008, RecycleNet Corporation paid certain expenses for travel, management and legal, and accounting expenses on behalf of Scrap China Corporation. The Company anticipates that RecycleNet Corporation, if required, would provide additional funds; however, there is no assurance that future advances will be repaid.  These advances are due on demand and bear no interest.

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

On June 15, 2005, upon inception of the Company, RecycleNet Corporation provided initial capital of $10,000 by purchasing 10,000,000 common shares (100%).  RecycleNet Corporation, if required, over the next twelve months, will provide additional funds.  The Company does not anticipate spending more than $100,000 over the next twelve months.

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

Evaluation of Disclosure Controls: The Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of the Quarterly Report on Form 10-Q, the Company present the conclusions of the CEO and the CFO about the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report based on the disclosure controls evaluation.

Objective of Controls: The Company’s disclosure controls and procedures are designed so that information required to be disclosed in the reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to its management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Conclusion: Based upon the disclosure controls evaluation, the Company’s CEO and CFO have concluded that as of the end of the period covered by this report, the disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control over Financial Reporting: There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Scrap China Corporation

February 13, 2009
Paul Roszel, President and Chairman of the Board of Directors

February 13, 2009
Richard Ivanovick, C.A., Chief Financial and Accounting Officer