Form 10-Q
period 2009-03-31
Scrap China CORP
filed 2009-05-14
CIK 1336388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009
Commission File Number 000-51503

          Scrap China Corporation
(Exact Name of registrant as specified in its charter)

Utah	81 - 0674073
(State or other jurisdiction of Incorporation or organization	(I.R.S Employer Identification No.)

175 East 400 South Suite 900, Salt Lake City, Utah	8411	801-531-0404
(Address of principal executive offices)	(Zip Code)	(Registrant's telephone number)

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

State the number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date:  May 14, 2009 – 7,710,843

SCRAP CHINA CORPORATION
FORM 10-Q
QUARTER ENDED March 31, 2009

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets – March 31, 2009 and June 30, 2008 (Unaudited)	3

	Condensed Statements of Operations for the Three and Nine Months Ended March 31, 2009 and March 31, 2008 and for the period from June 15, 2005 (Date of Inception) Through March 31, 2009 (Unaudited)	4

	Condensed Statements of Cash Flows for the Nine Months Ended March 31, 2009 and 2008 and for the period from June 15, 2005 (Date of Inception) Through March 31, 2009 (Unaudited)	5

	Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	8

Item 4T.	Controls and Procedures	9

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	9

Item 1A.	Risk Factors	9

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3.	Default Upon Senior Securities	9

Item 4.	Submission of Matters to a Vote of Security Holders	9

Item 5.	Other Information	10

Item 6.	Exhibits	10

Signatures		10

SCRAP CHINA CORPORATION
PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(UNAUDITED)
	March 31,	June 30,
	2009	2008
ASSETS
Current Assets
Cash	$336	$363
Total Assets	$336	$363

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued liabilities	$5,990	$8,250
Payable to related party	163,882	150,735
Total Current Liabilities	169,872	158,985

Stockholders' Deficit
Common shares - par value $0.001 per share; 250,000,000 shares authorized;
7,710,843 shares issued and outstanding, respectively	7,711	7,711
Additional paid-in capital	2,289	2,289
Deficit accumulated during development stage	(179,536)	(168,622)
Total Stockholders' Deficit	(169,536)	(158,622)
Total Liabilities and Stockholders' Deficit	$336	$363

See the accompanying notes to the condensed financial statements

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the period from
	For the Three Months Ended		For the Nine Months Ended		June 15, 2005 (date of
	March 31,		March 31,		inception) through
	2009	2008	2009	2008	March 31, 2009
Sales	$-	$-	$-	$-	$-
Operating Expenses
Selling, general and
adminstrative expenses	2,759	2,739	10,914	16,179	179,536
Total Operating Expenses	2,759	2,739	10,914	16,179	179,536
Net Loss	$(2,759)	$(2,739)	$(10,914)	$(16,179)	$(179,536)

Basic and Diluted Net Loss per Share	$-	$-	$-	$-
Weighted-Average Common
Shares Outstanding	7,710,843	7,710,843	7,710,843	7,710,843

See the accompanying notes to the condensed financial statements

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period from
	For the Nine Months Ended		June 15, 2005 (date of
	March 31,		inception) through
	2009	2008	March 31, 2009
Cash Flows from Operating Activities:
Net loss	$(10,914)	$(16,179)	$(179,536)
Changes in assets and liabilities:
Accrued liabilities	(2,260)	(2,790)	5,990
Net Cash Used in Operating Activities	(13,174)	(18,969)	(173,546)

Cash Flows Provided by Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Payable to related party	13,147	18,942	163,882
Proceeds from sale of common stock	-	-	10,000
Net Cash Provided by Financing Activities	13,147	18,942	173,882

Net Change in Cash	(27)	(27)	336
Cash at Beginning of Period	363	399	-
Cash at End of Period	$336	$372	$336

See the accompanying notes to the condensed financial statements

SCRAP CHINA CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1–ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations — On June 15, 2005, Scrap China Corporation (“the Company”) was organized under the laws of the State of Utah. The Company is considered a development stage enterprise and is in the process of raising capital to fund operations.  As such, the Company has, since inception, spent most of its efforts in developing its business plan and in raising capital to fund its operations. The Company has relied upon cash flows from equity issuances and advances from related parties to sustain operations.  The Company is continuing to mature its business plan and is proceeding to raise capital in order to execute the proof of concept phase for the Company’s operations.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquire at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 were effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The adoption of SAFS No. 141(R) and SFAS No. 160 did not have a material affect on the Company’s financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (FSP FAS 140-3). FSP FAS 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under SFAS No. 140 unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. FSP FAS 140-3 was effective for fiscal years beginning after November 15, 2008, and will be applied to new transactions entered into after the date of adoption. Early adoption is prohibited. The adoption of FSP FAS No. 140-3 did not have a material affect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to require enhanced disclosures concerning the manner in which an entity uses derivatives (and the reasons it uses them), the manner in which derivatives and related hedged items are accounted for under SFAS No. 133 and interpretations thereof, and the effects that derivatives and related hedged items have on an entity's financial position, financial performance, and cash flows.  SFAS No. 161 was effective for financial statements of fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a material affect on the Company’s financial statements.

In October 2008, the FASB issued FSP FAS 157-3 Determining Fair Value of a Financial Asset in a Market That Is Not Active (FSP FAS 157-3). FSP FAS 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP FAS No. 157-3 did not have a material affect on the Company’s financial statements.

NOTE 2–PAYABLE TO RELATED PARTY

At March 31, 2009 and June 30, 2008, the Company owed $163,882 and $150,735, respectively, to RecycleNet Corporation, a company related through common ownership and management.  During the year ended June 30, 2008, and the nine months ended March 31, 2009, RecycleNet Corporation paid certain expenses for travel, management and legal, and accounting expenses on behalf of Scrap China Corporation. The Company anticipates that RecycleNet Corporation, if required, would provide additional funds; however, there is no assurance that future advances will be repaid.  These advances are due on demand and bear no interest.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Changes in Internal Control over Financial Reporting: There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Scrap China Corporation

May 14, 2009	/s/ Paul Roszel
Paul Roszel, President and Chairman of the Board of Directors

May 14, 2009	/s/ Richard Ivanovick
Richard Ivanovick, C.A., Chief Financial and Accounting Officer