Form 10-K
period 2009-06-30
Scrap China CORP
filed 2009-09-23
CIK 1336388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009
Commission File Number 000-51503

                           Scrap China Corporation
 (Exact Name of registrant as specified in its charter)

Utah	81 - 0674073
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

175 East 400 South Suite 900, Salt Lake City, Utah	84111	801-531-0404
(Address of principal executive offices)	(Zip Code)	(Registrant's telephone number)

www.scrapchina.com
 (Web Address)

(Copies to:)
Steve Taylor, 175 East 400 South, Suite 900 Salt Lake City, Utah, 84111              801 578-3283

Securities to be registered under Section 12 (b) of the Act:
Title of each class: N/A
Name of each exchange on which Registered:  N/A

Securities to be registered under Section 12(g) of the Act:  Common Shares No Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                     Yes (  )        No ( x )

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act                Yes (  )      No ( x )

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  [X]    No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  ( x )        No  ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ( )	Accelerated Filer ( )
Non-Accelerated Filer ( )	Smaller Reporting Company ( x )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ]    No [  ]

As of September 22, 2009, there were 7,710,843 shares of common stock outstanding.

As of June 30, 2009, the common stock of Scrap China Corporation is not trading and therefore has no aggregate market value.

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

On November 30, 2005 RecycleNet Corporation announced the spin-off of Scrap China Corporation effective January 20, 2006.  The spin-off was in the form of a pro-rata share dividend to RecycleNet Corporation common shareholders.  On January 20, 2006, the common shareholders of record of RecycleNet Corporation received one share of Scrap China Corporation for every ten shares of RecycleNet Corporation.   The remaining undistributed share balance of 2,289,157 was returned to the Scrap China Corporation treasury at no cost from RecycleNet Corporation.   The balance of issued and outstanding shares of Scrap China Corporation as of June 30, 2009 was 7,710,843.

RecycleNet Corporation trades publicly as OTC:  GARM and is a "Reporting Company" under the Securities Exchange Act of 1934.

The Company is continuing to mature its business plan and is proceeding to raise capital in order to execute the proof of concept phase for the company’s operations. The Company has had no revenues from any source since inception.

Business Condition — The Company has limited operating history and has not yet been able to develop and execute its business plan. The Company does not have sufficient cash and will have to raise additional funds in the next 12 months. This situation raises substantial doubt about its ability to continue as a going concern. The Company plans to fund its operations by issuing equity securities or loans from related parties. Success in these efforts is not assured.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern

Bankruptcy or Receivership or Similar Proceedings

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

Competition

The management of Scrap China Corporation is unaware of any direct competition in the Secondary Commodity Clearinghouse market. The Secondary Materials & Commodity Clearinghouse is an open access, neutral marketplace for buyers and sellers to market their recyclable materials.  These materials include, but are not limited to, scrap metal, scrap paper, scrap plastic, scrap glass, etc.   Buyers and sellers using the Secondary Materials & Commodity Clearinghouse do not have to know each other and they do not have to be concerned about the credit worthiness of the counter party.  The Secondary Materials & Commodity Clearinghouse guarantees the financial integrity of the transactions.  The Secondary Materials & Commodity Clearinghouse allows liquidity for buyers and sellers to find a counter party at any time and allows anyone access to competitive world market prices in a transaction with little to no risk.   Management has identified hundreds of consumers and traders of scrap materials in China that they believe to be potential customers.  The Company does not anticipate having any one principal supplier or buyer that they would be dependent on.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2:  PROPERTIES

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders

PART TWO

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of June 30, 2009, the number of holders of record of the Company's common shares was 706.  The Company has not declared or paid any cash dividends.  It is not anticipated that any cash dividends will be declared or paid in the near future. There are no contractual or other restrictions that limit the ability of the Company to pay dividends on its common shares and none are anticipated in the future.

Description of Securities

The Company has authorized 250,000,000 common shares. There are no provisions in the Articles of Incorporation of the Company that would delay, defer, or prevent a change in control of the Company. The Company has no debt securities issued.

Recent Sales of Unregistered Securities

On November 30, 2005, RecycleNet Corporation announced the spin-off of Scrap China Corporation, a wholly owned subsidiary.  The spin-off was in the form of a pro-rata share dividend to RecycleNet Corporation common shareholders.  On January 20, 2006, the common shareholders of record of RecycleNet Corporation received one share of Scrap China Corporation for every ten shares of RecycleNet Corporation.   The remaining undistributed share balance of 2,289,157 was returned to the Scrap China Corporation treasury at no cost from RecycleNet Corporation.   The balance of issued and outstanding shares of Scrap China Corporation as of June 30, 2009 is 7,710,843.

The Company has made no other offers or sales and none are intended at the present time.

ITEM 6.  SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 7:  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

From inception to the present, RecycleNet Corporation has provided all funding to the Company.  The funds provided were used toward establishing a base of operations in China.  As of June 30, 2009 and 2008, the Company had a $166,872 and $150,735 payable to RecycleNet Corporation, respectively.  During the years ended June 30, 2009 and 2008, RecycleNet Corporation paid certain expenses for travel, office and legal and accounting expenses on behalf of Scrap China Corporation. The Company anticipates that RecycleNet Corporation, if required, will provide additional funds, however, there is no assurance that future advances will be made.  Terms for repayment have not been established and the advances are due on demand and bear no interest.

The Company does not anticipate the purchase of any significant equipment or buildings during the development stage.

The Company does not expect any significant change in employees.

Results of Operations

In January 2006, Scrap China Corporation was spun off from RecycleNet Corporation.  To date the Company has  not recorded any sales revenue.

	2009	2008

Operating Expenses	$(18,800)	$(23,500)

Operating Expenses decreased in 2009 over 2008 by $4,700. Office and administrative costs were reduced by $100, travel by $6,300.

Offsetting these savings, increased expense was recorded in professional fees of $1,700 which was primarily costs related to maintaining the SEC filings.

	2009	2008

Net Loss	$(18,800)	$(23,500)

As discussed above, Scrap China is still in the developmental stage and has no sales, therefore all costs attributed to development of the Company attribute to the losses recorded.

From inception to the present, RecycleNet Corporation has provided all funding to the Company.  The funds provided were used toward establishing a base of operations in China.  As of June 30, 2009 and 2008, the Company had a $166,872 and $150,735 payable to RecycleNet Corporation, respectively.  During the years ended June 30, 2009 and 2008, RecycleNet Corporation paid certain expenses for travel, office and legal and accounting expenses on behalf of Scrap China Corporation. The Company anticipates that RecycleNet Corporation, if required, will provide additional funds, however, there is no assurance that future advances will be made.  Terms for repayment have not been established and the advances are due on demand and bear no interest.

Off-Balance Sheet Arrangements

None

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” (as defined by Item 10 of Regulation S-K), the Company is not required to provide information required by this Item, as defined by Regulation S-K Item 305(e).

ITEM 8:  FINANCIAL STATEMENTS
Scrap China Corporation
(A Development Stage Enterprise)
INDEX TO FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of June 30, 2009 and 2008	F-2

Statements of Operations for the Years Ended June 30, 2009 and 2008 and for the Period from June 15, 2005 (Date of Inception) through June 30, 2009	F-2

Statements of Stockholders’ Deficit for the Period from June 15,2005 (Date of Inception) through June 30, 2007 and for the Years Ended June 30, 2008 and 2009	F-3

Statements of Cash Flows for the Years Ended June 30, 2009 and 2008 and for the Period from June 15, 2005 (Date of Inception) through June 30, 2009	F-4

Notes to Financial Statements	F-5

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation	Registered with the Public Company
CERTIFIED PUBLIC ACCOUNTANTS	Accounting Oversight Board
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200 Fax: (801) 532-7944
www.hbmcpas.com	A Member of the Forum of Firms

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Scrap China Corporation

We have audited the balance sheets of Scrap China Corporation (a development stage enterprise) as of June 30, 2009 and 2008 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from June 15, 2005 (date of inception) through June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scrap China Corporation as of June 30, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and for the period from June 15, 2005 (date of inception) through June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s lack of operating history raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hansen, Barnett and Maxwell, P.C.
HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
September 21, 2009

SCRAP CHINA CORPORATION
(A Development Stage Enterprise)
BALANCE SHEETS

	June 30,	June 30,
	2009	2008
ASSETS
Current Assets
Cash	$327	$363
Total Assets	$327	$363

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued liabilities	$10,850	$8,250
Payable to related party	166,872	150,735
Total Current Liabilities	177,722	158,985
Stockholders' Deficit
Common shares - par value $0.001 per share; 250,000,000 shares authorized;
7,710,843 shares issued and outstanding, respectively	7,711	7,711
Additional paid-in capital	2,289	2,289
Deficit accumulated during development stage	(187,395)	(168,622)
Total Stockholders' Deficit	(177,395)	(158,622)
Total Liabilities and Stockholders' Deficit	$327	$363

SCRAP CHINA CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

			For the period from
	For the Years Ended		June 15, 2005 (date of
	June 30,	June 30,	inception) through
	2009	2008	June 30, 2009
Sales	$-	$-	$-
Operating Expenses
Selling, general and
adminstrative expenses	18,773	23,528	(187,395)
Total Operating Expenses	18,773	23,528	(187,395)
Net Loss	$(18,773)	$(23,528)	$(187,395)

Basic and Diluted Net Loss per Share	$-	$-
Weighted-Average Common
Shares Outstanding	7,710,843	7,710,843

SCRAP CHINA CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common Shares		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Issuance of Common Shares to RecycleNet
Corporation - June 15, 2005; $0.001 per share	10,000,000	$10,000	$-	$-	$10,000

Return of Shares from Spin-off of Corporation -
February 15, 2006; no cost	(2,289,157)	(2,289)	2,289	-	-

Net loss for the period from June 15, 2005
(Date of Inception) Through June 30, 2007	-	-	-	(145,094)	(145,094)

Balance - June 30, 2007	7,710,843	7,711	2,289	(145,094)	(135,094)

Net loss for the year ended June 30, 2008	-	-	-	(23,528)	(23,528)

Balance - June 30, 2008	7,710,843	7,711	2,289	(168,622)	(158,622)

Net loss for the year ended June 30, 2009	-	-	-	(18,773)	(18,773)

Balance - June 30, 2009	7,710,843	$7,711	$2,289	$(187,395)	$(177,395)

SCRAP CHINA CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

			For the period from
	For the Year Ended		June 15, 2005 (date of
	June 30,		inception) through
	2009	2008	June 30, 2009
Cash Flows from Operating Activities:
Net loss	$(18,773)	$(23,528)	$(187,395)
Changes in assets and liabilities:
Accrued liabilities	2,600	2,500	10,850
Net Cash Used in Operating Activities	(16,173)	(21,028)	(176,545)

Cash Flows From Investing Activities:	-	-	-

Cash Flows From Financing Activities:
Payable to related party	16,137	20,992	166,872
Proceeds from sale of common stock	-	-	10,000
Net Cash From Financing Activities	16,137	20,992	176,872

Net Change in Cash	(36)	(36)	327
Cash at Beginning of Period	363	399	-
Cash at End of Period	$327	$363	$327

SCRAP CHINA CORPORATION
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 1 – Nature of Business

Basis of Presentation - The accompanying financial statements present the financial position of Scrap China Corporation (the Company) and the results of its operations and cash flows in accordance with accounting principles generally accepted in the United States of America.

Business Condition — The Company is a development stage enterprise with minimal operating history.  It has not yet been able to develop and execute its business plan.  This situation raises substantial doubt about its ability to continue as a going concern, and could lead to discontinuance of operations. The Company plans to fund its operations by issuing equity securities or loans from related parties. Success in these efforts is not assured.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Organization and Nature of Operations — On June 15, 2005, Scrap China Corporation (“the Company”) was organized under the laws of the State of Utah as a wholly owned subsidiary of RecycleNet Corporation.  The Company is considered a development stage enterprise and is in the process of raising capital to fund operations.  As such, the Company has, since inception, spent most of its efforts in developing its business plan and in trying to raising capital to fund its operations. The Company has relied upon cash flows from equity issuances and advances from RecycleNet Corporation to sustain operations.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on its financial statements, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160.

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

In October 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard Number 165, Subsequent Events, (SFAS 165) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. The Company has not yet determined the effect on its financial statements, if any, that will occur upon adoption of SFAS 165.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP FAS 141 (R)-1). FSP FAS 141(R)-1 amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141 (R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has not yet determined the effect on its financial statements, if any, that will occur upon adoption of FSP FAS 141(R)-1.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has not yet determined the effect on its financial statements, if any, that will occur upon adoption of FSP FAS 107-1 and APB 28-1.

In May 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (as amended) (FAS 168). FAS 168 replaces SFAS 162, Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principals (GAAP). FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of FAS 168.

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

Net Loss Per Share — Basic and diluted loss per common share is computed on the basis of the weighted-average number of common shares outstanding during the period.  There were no potentially issuable common stock equivalents outstanding at June 30, 2009 or 2008.

Note 2 – Related Party Transactions

As of June 30, 2009 and 2008, the Company had a $166,872 and $150,735 payable to RecycleNet Corporation, respectively.  During the years ended June 30, 2009 and 2008, RecycleNet Corporation paid certain expenses for travel, management and legal and accounting expenses on behalf of Scrap China Corporation. The Company anticipates that RecycleNet Corporation, if required, would provide additional funds, however, there is no assurance that future advances will be made.  Terms for repayment have not been established and the advances are due on demand and bear no interest.

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

Note 4 – Income Taxes

The components of the net deferred tax asset as of June 30, 2009 and 2008, are as follows:

	2009	2008
Operating loss carryforwards	$69,898	$62,896
Valuation allowance	$(69,898)	$(62,896)
Net Deffered Tax Asset	-	-

As of June 30, 2009, the Company had net operating loss carry forwards of $187,395 that begin to expire in 2026.  The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the fiscal years ended June 30, 2009 and 2008:

	2009	2008
Tax at statutory rate (34%)	$(6,383)	$(8,000)
Change in valuation allowance	$7,003	$8,776
State tax benefit, net of federal tax effect	$(620)	$(776)
Provision for Income Taxes	-	-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

ITEM 9A.   CONTROLS AND PROCEDURES

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

Objective of Controls: Our disclosure controls and procedures are designed so that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures

Management’s Report on Internal Control over Financial Reporting: Based upon the disclosure controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART THREE

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICES, AND CORPORATE GOVERNANCE

Name	Age	Position	Term of Office
Paul Roszel	52	Chief Executive Officer,	Inception to
		President, Director	Present

Richard R. Ivanovick, C.A.	68	Chief Financial Officer,	Inception to
		Director	Present

Keith A. Deck	72	Director	Inception to

For the past five years Mr. Roszel has been responsible for the ongoing development and promotion of the former parent company, RecycleNet Corporation.  Mr. Roszel is the founding director, Chief Executive Officer, of RecycleNet Corporation.  Mr. Roszel has over 26 years of hands on experience in the recycling industry. He has been actively involved in the development and implementation of collection, processing, transportation and sales/marketing programs for secondary commodities.

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

Involvement in Certain Legal Proceedings

To the knowledge of the Company there are no pending or threatened litigation or proceedings against the Company.

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

ITEM 11:  EXECUTIVE COMPENSATION

The following table shows compensation earned during the years ended June 30, 2009, 2008 and 2007 by the Officers and Directors of the Company. No other miscellaneous compensation was paid or stock options granted during this period.

Name & Principal Positions	Fiscal Year	Salary
Paul Roszel, President & Chairman	2009	-
	2008	-
	2007	-

Richard R Ivanovick , CFO	2009	-
	2008	-
	2007	-

Keith A. Deck, Director	2009	-
	2008	-
	2007	-

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

As at June 30, 2009, the Company had a $166,872 payable to RecycleNet Corporation.  This resulted from expenses incurred for travel, office, and legal and accounting expenses paid on behalf of Scrap China Corporation.  Additional funds, if required, will be provided by RecycleNet Corporation and will be treated as a payable to a related party.  These advances are due on demand and bear no interest.

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

DESCRIPTION OF SECURITIES

The Company has authorized 250,000,000 common shares, of which 7,710,843 common shares were issued and outstanding at June 30, 2009.

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

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Hansen, Barnett & Maxwell, P.C. served as the Company’s Independent Registered Public Accounting Firm for the years ended June 30, 2009 and 2008 and for the period from June 15, 2005 (date of inception) through June 30, 2009, and is expected to serve in that capacity for the current year. Principal accounting fees for professional services rendered for the Company by Hansen, Barnett & Maxwell for the years ended June 30, 2009 and 2008 are summarized as follows:

	2009	2008
Audit	$13,750	$13,334
Audit related	–	–
Tax	800	1,141
All other	–	–

Total	$14,550	$14,475

Audit Fees.  Audit fees were for professional services rendered in connection with the Company’s annual financial statement audits and quarterly reviews of financial statements and review of and preparation of consents for registration statements for filing with the Securities and Exchange Commission.

Tax Fees.  Tax fees related to services for tax compliance and consulting.

Audit Committee Pre-Approval Policies and Procedures.  At its regularly scheduled and special meetings, the Audit Committee of the Board of Directors, which is comprised of independent directors knowledgeable of financial reporting, considers and pre-approves any audit and non-audit services to be performed by the Company’s independent accountants. The Audit Committee has the authority to grant pre-approvals of non-audit services.

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Scrap China Corporation

/s/ Paul Roszel
Paul Roszel, President /Chief Executive Officer
September 22, 2009

/s/ Richard Ivanovick
Richard Ivanovick, C.A., Chief Financial and Accounting Officer
September 22, 2009