Form 10-Q
period 2009-09-30
Scrap China CORP
filed 2009-11-16
CIK 1336388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2009
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

State the number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date:  November 16, 2009 – 7,710,843

SCRAP CHINA CORPORATION
FORM 10-Q
QUARTER ENDED September 30, 2009

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Balance Sheets – September 30, 2009 and June 30, 2009 (Unaudited)		3

Condensed Statements of Operations for the Three Months Ended September 30, 2009 and 2008 and for the period from June 15, 2005 (Date of Inception) Through September 30, 2009 (Unaudited)		4

Condensed Statements of Cash Flows for the Three Months Ended September 30, 2009 and 2008 and for the period from June 15, 2005 (Date of Inception) Through September 30, 2009 (Unaudited)		5

Notes to Condensed Financial Statements (Unaudited)		6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	8

Item 4T.	Controls and Procedures	8

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	8

Item 1A.	Risk Factors	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3.	Default Upon Senior Securities	9

Item 4.	Submission of Matters to a Vote of Security Holders	9

Item 5.	Other Information	9

Item 6.	Exhibits	9

Signatures		10

SCRAP CHINA CORPORATION
PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS (UNAUDITED)

	September 30,	June 30,
	2009	2009
ASSETS
Current Assets
Cash	$318	$327
Total Assets	$318	$327

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued liabilities	$13,570	$10,850
Payable to related party	170,474	166,872
Total Current Liabilities	184,044	177,722
Stockholders' Deficit
Common shares - par value $0.001 per share; 250,000,000 shares authorized;
7,710,843 shares issued and outstanding, respectively	7,711	7,711
Additional paid-in capital	2,289	2,289
Deficit accumulated during development stage	(193,726)	(187,395)
Total Stockholders' Deficit	(183,726)	(177,395)
Total Liabilities and Stockholders' Deficit	$318	$327

See the accompanying notes to the condensed unaudited financial statements

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

			For the period from
	For the Three Months Ended		June 15, 2005 (date of
	September 30,		inception) through
	2009	2008	September 30, 2009
Sales	$-	$-	$-
Operating Expenses
Selling, general and adminstrative expenses	6,331	3,684	193,726
Total Operating Expenses	6,331	3,684	193,726
Net Loss	$(6,331)	$(3,684)	$(193,726)

Basic and Diluted Net Loss per Share	$(0.00)	$(0.00)

Weighted-Average Common Shares Outstanding	7,710,843	7,710,843

See the accompanying notes to the condensed unaudited financial statements

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period from
	For the Three Months Ended		June 15, 2005 (date of
	September 30,		inception) through
	2009	2008	September 30, 2009
Cash Flows from Operating Activities:
Net loss	$(6,331)	$(3,684)	$(193,726)
Changes in assets and liabilities:
Accrued liabilities	2,720	230	13,570
Net Cash Used in Operating Activities	(3,611)	(3,454)	(180,156)

Cash Flows From Investing Activities:	-	-	-

Cash Flows From Financing Activities:
Payable to related party	3,602	3,445	170,474
Proceeds from sale of common stock	-	-	10,000
Net Cash From Financing Activities	3,602	3,445	180,474

Net Change in Cash	(9)	(9)	318
Cash at Beginning of Period	327	363	-
Cash at End of Period	$318	$354	$318

See the accompanying notes to the condensed unaudited financial statements

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

Basis of Presentation — The accompanying condensed financial statements have been prepared by Scrap China Corporation and are unaudited.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America.  The company has evaluated subsequent events through November 16, 2009, which is the date these financial statements were issued.

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in conjunction with the Company's annual financial statements included in the Company's annual report on Form 10K as of June 30, 2009 previously filed with the SEC on September 22, 2009.  The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended June 30, 2010.

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

Recent Accounting Pronouncements — Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles.” ASC 105-10 establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification supersedes all existing non-SEC accounting and reporting standards. The FASB will now issue new standards in the form of Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the changes in the Codification. References made to FASB guidance have been updated for the Codification throughout this document.

NOTE 2–PAYABLE TO RELATED PARTY
At September 30, 2009 and June 30, 2009, the Company owed $170,474 and $166,872, respectively, to RecycleNet Corporation, a company related through common ownership and management.  During the year ended June 30, 2009, and the three months ended September 30, 2009, RecycleNet Corporation paid certain expenses for travel, management and legal, and accounting expenses on behalf of Scrap China Corporation. The Company anticipates that RecycleNet Corporation, if required, would provide additional funds; however, there is no assurance that future advances will be repaid.  These advances are due on demand and bear no interest.

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

The Company has assessed which permits; registrations or licenses are required to import goods into China and the costs associated with them.  There are a number of permits, registrations and licenses that may be required by either the Company, or by any buyer or seller that the Company deals with, in order to be in compliance with any Chinese rules, regulations and environmental laws.  The Company does not anticipate any difficulties in completing this process or any difficulties in obtaining any necessary documentation that may be required.

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

Changes in Internal Control over Financial Reporting: There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting (“Meeting”) of shareholders of SCRAP CHINA CORPORATION (“Company”) will be held at the office of Hertzberger, Olsen and Associates located at Corporate Square, Penthouse, 30 Duke St. W., Kitchener, Ontario, Canada, N2H 3W5 on Wednesday, November 25, 2009, commencing at 11:00 o’clock a.m., EST for the following purposes:

1.	To elect three directors of the Company.

2.	To ratify the appointment of the Company’s independent auditors.

3.	To transact such other business as may properly come before the meeting.

The Board of Directors has fixed the close of business on October 28, 2009, as the record date for the determination of shareholders entitled to notice of the Meeting.

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

Reports on Form 8-K

Filed September 28, 2009

Item 5.02  Election of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

At a board meeting held on September 24, 2009 the Board of Directors accepted the resignation of Keith A. Deck, a director of the Company. Mr. Deck resigned from the Board for personal reasons and not because of any disagreements with Management.

The remaining members of the Board of Directors duly appointed James P. Roszel to fill the vacancy created by Mr. Deck’s resignation. James Roszel is the son of Paul Roszel, the President and Chief Executive Officer of the Company.

For the past eight years James Roszel has been responsible for the ongoing marketing and business development of RecycleNet Corporation. James Roszel has been the President and a Director of Oldwebsites.com Inc. (formerly Fiberglass.com, Inc.) since its inception.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Scrap China Corporation

November 16, 2009	/s/ Paul Roszel
Paul Roszel, President and Chairman of the Board of Directors

November 16, 2009	/s/ Richard Ivanovick
Richard Ivanovick, C.A., Chief Financial and Accounting Officer