Form 10-Q
period 2009-12-31
Scrap China CORP
filed 2010-02-04
CIK 1336388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2009
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

State the number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date:  February 4, 2010 – 7,710,843

SCRAP CHINA CORPORATION
FORM 10-Q
QUARTER ENDED December 31, 2009

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Balance Sheets – December 31, 2009 and June 30, 2009 (Unaudited)		3

Condensed Statements of Operations for the Three and Six Months Ended December 31, 2009 and 2008 and for the period from June 15, 2005 (Date of Inception) Through December 31, 2009 (Unaudited)		4

Condensed Statements of Cash Flows for the Six Months Ended December 31, 2009 and 2008 and for the period from June 15, 2005 (Date of Inception) Through December 31, 2009 (Unaudited)		5

Notes to Condensed Financial Statements (Unaudited)		6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	8

Item 4T.	Controls and Procedures	8

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	8

Item 1A.	Risk Factors	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3.	Default Upon Senior Securities	9

Item 4.	Submission of Matters to a Vote of Security Holders	9

Item 5.	Other Information	9

Item 6.	Exhibits	9

Signatures		10

SCRAP CHINA CORPORATION
PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(UNAUDITD)

	December 31,	June 30,
	2009	2009
ASSETS
Current Assets
Cash	$309	$327

Total Assets	$309	$327

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued liabilities	$7,000	$10,850
Payable to related parties	179,096	166,872

Total Current Liabilities	186,096	177,722

Stockholders' Deficit
Common shares - par value $0.001 per share; 250,000,000 shares authorized; 7,710,843 shares issued and outstanding, respectively	7,711	7,711
Additional paid-in capital	2,289	2,289
Deficit accumulated during development stage	(195,787)	(187,395)

Total Stockholders' Deficit	(185,787)	(177,395)

Total Liabilities and Stockholders' Deficit	$309	$327

See the accompanying notes to the condensed unaudited financial statements

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the period from
	For the Three Months Ended		For the Six Months Ended		June 15, 2005 (date of
	December 31,		December 31,		inception) through
	2009	2008	2009	2008	December 31, 2009
Sales	$-	$-	$-	$-	$-
Operating Expenses
Selling, general and adminstrative expenses	2,061	4,471	8,392	8,155	195,787
Total Operating Expenses	2,061	4,471	8,392	8,155	195,787
Net Loss	$(2,061)	$(4,471)	$(8,392)	$(8,155)	$(195,787)

Basic and Diluted Net Loss per Share	$-	$-	$-	$-
Weighted-Average Common
Shares Outstanding	7,710,843	7,710,843	7,710,843	7,710,843

See the accompanying notes to the condensed unaudited financial statements

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period from
	For the Six Months Ended		June 15, 2005 (date of
	December 31,		inception) through
	2009	2008	December 31, 2009
Cash Flows from Operating Activities:
Net loss	$(8,392)	$(8,155)	$(195,787)
Changes in assets and liabilities:
Accrued liabilities	(3,850)	(2,020)	7,000
Net Cash Used in Operating Activities	(12,242)	(10,175)	(188,787)

Cash Flows From Investing Activities:	-	-	-

Cash Flows From Financing Activities:
Payable to related parties	12,224	10,157	179,096
Proceeds from sale of common stock	-	-	10,000
Net Cash From Financing Activities	12,224	10,157	189,096

Net Change in Cash	(18)	(18)	309
Cash at Beginning of Period	327	363	-
Cash at End of Period	$309	$345	$309

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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in conjunction with the Company's annual financial statements included in the Company's annual report on Form 10K as of June 30, 2009 previously filed with the SEC on September 23, 2009.  The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended June 30, 2010.

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

NOTE 2–PAYABLE TO RELATED PARTIES

At December 31, 2009 and June 30, 2009, the Company owed $177,324 and $166,872, respectively, to Maydao Corporation (formerly RecycleNet Corporation), a company related through common ownership and management.

On September 30, 2009 Maydao Corporation re-organized, resulting in the centralization of all of its recycling operations and websites into Scrap.Net Inc., a wholly owned subsidiary of Maydao Corporation.   On November 25, 2009, Maydao sold Scrap.net, Inc. to Inter-Continental Recycling, Inc., a related party through common ownership. The effect of this re-organization and sale resulted in the amount owing from the Company to Maydao Corporation to being transferred to Scrap.Net Inc.

In addition, as of December 31, 2009 the Company owed $1,772 to Cooksmill NetSystems Inc, a company also related through common ownership and management.

During the year ended June 30, 2009, and the six months ended December 31, 2009, Maydao Corporation, Scrap.Net Inc. and Cooksmill NetSystems Inc. paid certain expenses for travel, management and legal, and accounting expenses on behalf of Scrap China Corporation. The Company anticipates that Cooksmill NetSystems Inc, if required, would provide additional funds; however, there is no assurance of future advances from these related parties.  These advances are due on demand and bear no interest.

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

On June 15, 2005, upon inception of the Company, Maydao Corporation (formerly RecycleNet Corporation) provided initial capital of $10,000 by purchasing 10,000,000 common shares (100%).  Cooksmill NetSystems Inc will provide additional funds, if required, over the next twelve months,.  The Company does not anticipate spending more than $100,000 over the next twelve months.

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

Changes in Internal Control over Financial Reporting: There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Neither the Company, nor any of its officers, directors or greater than 10% beneficial shareholders, are involved in any litigation or legal proceedings involving the business of the Company.

ITEM 1A.  RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting for the year ended June 30, 2009 for Scrap China Corporation was held on November 25, 2009.  The following matters were submitted to a vote of the Company's security holders and all items were passed:

Item A:  Election of Directors

The three persons elected as directors of the Company are as follows:

	Number of Common Shares Voted
	For	Against	Withheld
Paul Roszel	5,466,196	0	0
Richard Ivanovick	5,466,196	0	0
James Roszel	5,466,196	0	0

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

The number of common shares voted was:
for 5,466,196, against 0, withheld 0.

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

Scrap China Corporation

February 4, 2010	/s/ Paul Roszel
Paul Roszel, President and Chairman of the Board of Directors

February 4, 2010	/s/ Richard Ivanovick
Richard Ivanovick, C.A., Chief Financial and Accounting Officer