Form 10-Q
period 2010-03-31
Scrap China CORP
filed 2010-05-07
CIK 1336388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010
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

State the number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date:  May 6, 2010 – 7,710,843

SCRAP CHINA CORPORATION
FORM 10-Q
QUARTER ENDED March 31, 2010

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets – March 31, 2010 and June 30, 2009 (Unaudited)	3

	Condensed Statements of Operations for the Three and Nine Months Ended March 31, 2010 and 2009 and for the period from June 15, 2005 (Date of Inception) Through March 31, 2010 (Unaudited)	4

	Condensed Statements of Cash Flows for the Nine Months Ended March 31, 2010 and 2009 and for the period from June 15, 2005 (Date of Inception) Through March 31, 2010 (Unaudited)	5

	Notes to Condensed Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	8

Item 4T.	Controls and Procedures	8

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	8

Item 1A.	Risk Factors	9

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3.	Default Upon Senior Securities	9

Item 5.	Other Information	9

Item 6.	Exhibits	9

Signatures		10

SCRAP CHINA CORPORATION
PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(UNAUDITD)

	March 31,	June 30,
	2010	2009
ASSETS
Current Assets
Cash	$300	$327
Total Assets	$300	$327

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued liabilities	$6,550	$10,850
Payable to related parties	182,736	166,872
Total Current Liabilities	189,286	177,722
Stockholders' Deficit
Common shares - par value $0.001 per share; 250,000,000 shares authorized;
7,710,843 shares issued and outstanding, respectively	7,711	7,711
Additional paid-in capital	2,289	2,289
Deficit accumulated during development stage	(198,986)	(187,395)
Total Stockholders' Deficit	(188,986)	(177,395)
Total Liabilities and Stockholders' Deficit	$300	$327

See the accompanying notes to the condensed unaudited financial statements

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
					For the period from
	For the Three Months Ended		For the Nine Months Ended		June 15, 2005 (date of
	March 31,		March 31,		inception) through
	2010	2009	2010	2009	March 31, 2010
Sales	$-	$-	$-	$-
Operating Expenses
Selling, general and
adminstrative expenses	3,199	2,759	11,591	10,914	198,986
Total Operating Expenses	3,199	2,759	11,591	10,914	198,986
Net Loss	$(3,199)	$(2,759)	$(11,591)	$(10,914)	(198,986)

Basic and Diluted Net Loss per Share	$-	$-	$-	$-
Weighted-Average Common
Shares Outstanding	7,710,843	7,710,843	7,710,843	7,710,843

See the accompanying notes to the condensed unaudited financial statements

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period from
	For the Nine Months Ended		June 15, 2005 (date of
	March 31,		inception) through
	2010	2009	March 31, 2010
Cash Flows from Operating Activities:
Net loss	$(11,591)	$(10,914)	$(198,986)
Changes in assets and liabilities:
Accrued liabilities	(4,300)	(2,260)	6,550
Net Cash Used in Operating Activities	(15,891)	(13,174)	(192,436)

Cash Flows From Investing Activities:	-	-	-

Cash Flows From Financing Activities:
Increase in payable to related parties	15,864	13,147	182,736
Proceeds from sale of common stock	-	-	10,000
Net Cash From Financing Activities	15,864	13,147	192,736

Net Change in Cash	(27)	(27)	300
Cash at Beginning of Period	327	363	-
Cash at End of Period	$300	$336	$300

See the accompanying notes to the condensed unaudited financial statements

SCRAP CHINA CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1–ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations — On June 15, 2005, Scrap China Corporation (“the Company”) was organized under the laws of the State of Utah. The Company is considered a development stage enterprise and is in the process of raising capital to fund operations.  As such, the Company has, since inception, spent most of its efforts in developing its business plan and in raising capital to fund its operations. The Company has relied upon cash flows from equity issuances and advances from related parties to sustain operations.  The Company is currently working on executing its business plan and is making efforts to raise capital to fund its operations.

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

NOTE 2–PAYABLE TO RELATED PARTIES

During the year ended June 30, 2009, and the nine months ended March 31, 2010, Maydao Corporation, Scrap.Net Inc. and Cooksmill NetSystems Inc. paid certain expenses for travel, management and legal, and accounting expenses on behalf of Scrap China Corporation. The Company anticipates that Scrap.Net Inc, if required, would provide additional funds; however, there is no assurance of future advances from these related parties.  These advances are due on demand and bear no interest.

At March 31, 2010 the Company owed $180,964 to Scrap.Net Inc., a company related through common ownership and management.

As of the year ended June 30, 2009 this loan was payable to Maydao Corporation (formerly RecycleNet Corporation) for the amount of $166,872.

On September 30, 2009, Maydao Corporation (formerly RecycleNet Corporation) re-organized, resulting in the centralization of all of its recycling operations and websites into Scrap.Net Inc., a wholly owned subsidiary of Maydao Corporation.   On November 25, 2009, Maydao sold Scrap.net, Inc. to Inter-Continental Recycling, Inc., a related party through common ownership. The effect of this re-organization and sale resulted in the amount owing from the Company to Maydao Corporation to being transferred to Scrap.Net Inc.

In addition, as of March 31, 2010 the Company owed $1,772 to Cooksmill NetSystems Inc, a company also related through common ownership and management.  This balance, along with amounts owing of $180,964 as discussed above are classified as payable to related parties on the balance sheet as of March 31, 2010.

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

The Company anticipates that Scrap.Net Inc, if required, will provide additional funds, if required, over the next twelve months.  The Company does not anticipate spending more than $100,000 over the next twelve months.

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

Changes in Internal Control over Financial Reporting: There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Scrap China Corporation

May 6, 2010	/s/ Paul Roszel
Paul Roszel, President and Chairman of the Board of Directors

May 6, 2010	/s/ Richard Ivanovick
Richard Ivanovick, C.A., Chief Financial and Accounting Officer