Form 10-K
period 2010-06-30
Scrap China CORP
filed 2010-09-03
CIK 1336388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010
Commission File Number 000-51503

          Scrap China Corporation
(Exact Name of registrant as specified in its charter)

Utah	81 - 0674073
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

4804 Skycrest Park Cove, Salt Lake City, Utah	84108	801-531-0404
(Address of principal executive offices)	(Zip Code)	(Registrant's telephone number)

www.scrapchina.com
(Web Address)

(Copies to:)
Steve Taylor, 4804 Skycrest Park Cove, Salt Lake City, Utah, 84108              801 578-3283

Securities to be registered under Section 12 (b) of the Act:
Title of each class: N/A
Name of each exchange on which Registered:  N/A

Securities to be registered under Section 12(g) of the Act:  Common Shares No Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                     Yes (  )        No ( x )

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act                Yes (  )      No ( x )

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  [X]    No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  ( x )        No( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ( )	Accelerated Filer ( )
Non-Accelerated Filer ( )	Smaller Reporting Company ( x )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ]    No [ ]

As of September 2, 2010, there were 7,710,843 shares of common stock outstanding.

As of June 30, 2010, the common stock of Scrap China Corporation is not trading and therefore has no aggregate market value.

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

PART ONE

ITEM 1:  BUSINESS

Company History

In the year 2000, Maydao Corporation (formerly RecycleNet Corporation) recognized the need for specific geographic web portals within its business and it established an online presence to correspond with each continent.  The management of Maydao Corporation believed that the growing potential for business in Asia demanded separate attention and therefore, implemented a strategy to establish a Secondary Commodity Clearinghouse service in China.

On June 15, 2005, Scrap China Corporation (“the Company”) was organized under the laws of the State of Utah as a wholly owned subsidiary of Maydao Corporation.  The Company is a development stage enterprise and is in the process of raising capital to fund operations.  As such, the Company has, since inception, spent most of its efforts in developing its business plan and in raising capital to fund its operations. The Company has relied upon cash flows from equity issuances and advances from Maydao Corporation to sustain operations.

The Company plans to specialize in importing scrap materials into China.  These materials include, but are not limited to, scrap metal, waste paper, scrap plastic, scrap glass, etc.  The Company’s main focus will be on freight consolidation resulting in better economics in the transactions.

On November 30, 2005 Maydao Corporation announced the spin-off of Scrap China Corporation effective January 20, 2006.  The spin-off was in the form of a pro-rata share dividend to Maydao Corporation common shareholders.  On January 20, 2006, the common shareholders of record of Maydao Corporation received one share of Scrap China Corporation for every ten shares of Maydao Corporation.   The remaining undistributed share balance of 2,289,157 was returned to the Scrap China Corporation treasury at no cost from Maydao Corporation.   The balance of issued and outstanding shares of Scrap China Corporation as of June 30, 2010 was 7,710,843.

Maydao Corporation trades publicly as OTC:  MYDO and is a "Reporting Company" under the Securities Exchange Act of 1934.

On September 30, 2009, Maydao Corporation implemented a re-organization resulting in the centralization of all of Maydao Corporation’s operations and websites into Scrap.Net Inc, a wholly owned subsidiary of Maydao Corporation as of September 30, 2009.   The effect of this re-organization of Maydao Corporation is that the loan payable by the Company due to Maydao Corporation is now due to Scrap.Net Inc.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2:  PROPERTIES

Facilities
Currently, the company does not own, lease or occupy its own facilities.  All operations are conducted from the offices occupied by Maydao Corporation (formerly RecycleNet Corporation), the former parent company of Scrap China Corporation.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders

PART TWO

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of June 30, 2010, the number of holders of record of the Company's common shares was 704.  The Company has not declared or paid any cash dividends.  It is not anticipated that any cash dividends will be declared or paid in the near future. There are no contractual or other restrictions that limit the ability of the Company to pay dividends on its common shares and none are anticipated in the future.

Description of Securities

The Company has authorized 250,000,000 common shares. There are no provisions in the Articles of Incorporation of the Company that would delay, defer, or prevent a change in control of the Company. The Company has no debt securities issued.

Recent Sales of Unregistered Securities

On November 30, 2005, Maydao Corporation announced the spin-off of Scrap China Corporation, a wholly owned subsidiary.  The spin-off was in the form of a pro-rata share dividend to Maydao Corporation common shareholders.  On January 20, 2006, the common shareholders of record of Maydao Corporation received one share of Scrap China Corporation for every ten shares of Maydao Corporation.   The remaining undistributed share balance of 2,289,157 was returned to the Scrap China Corporation treasury at no cost from Maydao Corporation.   The balance of issued and outstanding shares of Scrap China Corporation as of June 30, 2010 is 7,710,843.

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

Since inception, Maydao Corporation (formerly RecycleNet Corporation), and Scrap.Net Inc. paid certain expenses for travel, management, and legal and accounting expenses on behalf of Scrap China Corporation. The Company anticipates that Scrap.Net Inc, if required, would provide additional funds; however, there is no assurance of future advances from these related parties.  Terms for repayment have not been established and the advances are due on demand and bear no interest.

At June 30, 2010 the Company owed $185,976 to Scrap.Net Inc., a company related through common ownership and management.

As of the year ended June 30, 2009 this loan was payable to Maydao Corporation (formerly RecycleNet Corporation) for the amount of $166,872.

On September 30, 2009, Maydao Corporation (formerly RecycleNet Corporation) re-organized, resulting in the centralization of all of its recycling operations and websites into Scrap.Net Inc., a wholly owned subsidiary of Maydao Corporation.   On November 30, 2009, Maydao Corporation sold Scrap.Net, Inc. to Inter-Continental Recycling, Inc., a related party through common ownership. The effect of this re-organization and sale resulted in the amount owing from the Company to Maydao Corporation to being transferred to Scrap.Net Inc.

The amount owing of $185,976 as discussed above is classified as a payable to related parties on the balance sheet as of June 30, 2010 and 2009.

The Company does not anticipate the purchase of any significant equipment or buildings during the development stage.

The Company does not expect any significant change in employees.

Results of Operations

In January 2006, Scrap China Corporation was spun off from Maydao Corporation (formerly RecycleNet Corporation).  To date the Company has not recorded any sales revenue.

	2010	2009

Operating Expenses	$(18,040)	$(18,773)

Operating Expenses decreased in 2010 over 2009 by $733. Professional fees costs were reduced by $2,155.

Offsetting these savings were increased expenses in office and administration fees of $972, postage of $300, and travel of $150, which are primarily costs associated with maintaining its position as a reporting company with the United States Securities and Exchange Commission.

	2010	2009

Net Loss	$(18,040)	$(18,773)

As discussed above, Scrap China is still in the developmental stage and has no sales, therefore all costs attributed to development of the Company attribute to the losses recorded.

From inception to the present, Maydao Corporation (formerly RecycleNet Corporation) and Scrap.Net, Inc. have provided all funding to the Company.  On September 30, 2009, Maydao Corporation did a re-organization resulting in the centralization of all of Maydao Corporation’s operations and websites into Scrap.Net Inc, a wholly owned subsidiary of Maydao Corporation as of September 30, 2009.  The effect of this re-organization of Maydao Corporation is that the loan payable by the Company due to Maydao Corporation is now due to Scrap.Net Inc.  The funds provided were used toward establishing a base of operations in China.  As of June 30, 2010 and 2009, the Company had a $185,976 and $166,872 payable to Scrap.Net Inc., and Maydao Corporation respectively.  During the years ended June 30, 2010 and 2009, Scrap.Net Inc. and Maydao Corporation paid certain expenses for travel, office and legal and accounting expenses on behalf of Scrap China Corporation. The Company anticipates that Scrap.Net Inc., if required, will provide additional funds, however, there is no assurance that future advances will be made.  Terms for repayment have not been established and the advances are due on demand and bear no interest.

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
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200 Fax: (801) 532-7944 www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Scrap China Corporation

We have audited the balance sheets of Scrap China Corporation (a development stage enterprise) as of June 30, 2010 and 2009 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from June 15, 2005 (date of inception) through June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scrap China Corporation as of June 30, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and for the period from June 15, 2005 (date of inception) through June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s lack of operating history, operating losses since inception and negative cash flows raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hansen, Barnett and Maxwell, P.C.
HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
August 31, 2010

SCRAP CHINA CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	June 30,	June 30,
	2010	2009
ASSETS
Current Assets
Cash	$291	$327
Total Assets	$291	$327

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued liabilities	$9,750	$10,850
Payable to related parties	185,976	166,872
Total Current Liabilities	195,726	177,722
Stockholders' Deficit
Common shares - par value $0.001 per share; 250,000,000 shares authorized;
7,710,843 shares issued and outstanding, respectively	7,711	7,711
Additional paid-in capital	2,289	2,289
Deficit accumulated during development stage	(205,435)	(187,395)
Total Stockholders' Deficit	(195,435)	(177,395)
Total Liabilities and Stockholders' Deficit	$291	$327

The accompanying notes are an integral part of these financial statements.

SCRAP CHINA CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			For the period from
	For the Years Ended		June 15, 2005 (date of
	June 30,		inception) through
	2010	2009	June 30, 2010
Sales	$-	$-	$-
Operating Expenses
Selling, general and
adminstrative expenses	18,040	18,773	205,435
Total Operating Expenses	18,040	18,773	205,435
Net Loss	$(18,040)	$(18,773)	$(205,435)

Basic and Diluted Net Loss per Share	$-	$-
Weighted-Average Common
Shares Outstanding	7,710,843	7,710,843

The accompanying notes are an integral part of these financial statements.

SCRAP CHINA CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT

			Additional		Total
	Common Shares		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Issuance of Common Shares to RecycleNet
Corporation - June 15, 2005; $0.001 per share	10,000,000	$10,000	$-	$-	$10,000

Return of Shares from Spin-off of Corporation -
February 15, 2006; no cost	(2,289,157)	(2,289)	2,289	-	-

Net loss for the period from June 15, 2005
(Date of Inception) Through June 30, 2008	-	-	-	(168,622)	(168,622)

Balance - June 30, 2008	7,710,843	7,711	2,289	(168,622)	(158,622)

Net loss for the year ended June 30, 2009	-	-	-	(18,773)	(18,773)

Balance - June 30, 2009	7,710,843	7,711	2,289	(187,395)	(177,395)

Net loss for the year ended June 30, 2010	-	-	-	(18,040)	(18,040)

Balance - June 30, 2010	7,710,843	$7,711	$2,289	$(205,435)	$(195,435)

The accompanying notes are an integral part of these financial statements.

SCRAP CHINA CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			For the period from
	For the Years Ended		June 15, 2005 (date of
	June 30,		inception) through
	2010	2009	June 30, 2010
Cash Flows From Operating Activities:
Net loss	$(18,040)	$(18,773)	$(205,435)
Changes in assets and liabilities:
Accrued liabilities	(1,100)	2,600	9,750
Net Cash From Operating Activities	(19,140)	(16,173)	(195,685)

Cash Flows From Investing Activities:	-	-	-

Cash Flows From Financing Activities:
Payable to related parties	19,104	16,137	185,976
Proceeds from sale of common stock	-	-	10,000
Net Cash From Financing Activities	19,104	16,137	195,976

Net Change in Cash	(36)	(36)	291
Cash at Beginning of Period	327	363	-
Cash at End of Period	$291	$327	$291

The accompanying notes are an integral part of these financial statements.

SCRAP CHINA CORPORATION
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 1 – Organization and Significant Accounting Policies

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

Organization and Nature of Operations — On June 15, 2005, Scrap China Corporation (“the Company”) was organized under the laws of the State of Utah as a wholly owned subsidiary of Maydao Corporation (formerly RecycleNet Corporation).  The Company is considered a development stage enterprise and is in the process of raising capital to fund operations.  As such, the Company has, since inception, spent most of its efforts in developing its business plan and in trying to raise capital to fund its operations. The Company has relied upon cash flows from equity issuances and advances from Maydao Corporation and its former subsidiary, Scrap.Net, to sustain operations.

The Company plans to specialize in importing scrap materials into China.  These materials include, but are not limited to, scrap metal, waste paper, scrap plastic, scrap glass, etc.  The Company’s main focus will be on freight consolidation resulting in better economics in the transactions.

On November 30, 2005 Maydao Corporation announced the spin-off of Scrap China Corporation effective January 20, 2006.  The spin-off was in the form of a pro-rata share dividend to Maydao Corporation common shareholders.  On January 20, 2006, the common shareholders of record of Maydao Corporation received one share of Scrap China Corporation for every ten shares of Maydao Corporation.   The remaining undistributed share balance of 2,289,157 shares was returned to the Scrap China Corporation treasury at no cost from Maydao Corporation.

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

Revenue Recognition - The Company is continuing to mature its business plan and is attempting to raise capital in order to execute the proof of concept phase for the Company’s operations. To date the Company has not recorded any sales revenue.

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

Net Loss Per Share — Basic and diluted loss per common share is computed on the basis of the weighted-average number of common shares outstanding during the period.  There were no potentially issuable common stock equivalents outstanding at June 30, 2010 or 2009.

Note 2 – Related Party Transactions

As of June 30, 2010 and 2009, the Company had an $185,976 and $166,872 payable to Scrap.Net, Inc., and Maydao Corporation respectively.  During the years ended June 30, 2010 and 2009, Scrap.Net, Inc. and Maydao Corporation paid certain expenses for travel, management and legal and accounting expenses on behalf of Scrap China Corporation. The Company anticipates that Scrap.Net, Inc., if required, would provide additional funds; however, there is no assurance that future advances will be made.  Terms for repayment have not been established and the advances are due on demand and bear no interest.

Note 3 – Stockholders’ Equity

The Company is authorized to issue 250,000,000 common shares. The board of directors is authorized to designate one or more series within the class of common shares and to designate relative preferences, limitations and rights.

In June 2005, the Company issued 10,000,000 shares of common stock to Maydao Corporation for cash proceeds of $10,000 or $0.001 per share, making the Company a wholly owned subsidiary of Maydao Corporation.

On November 30, 2005 Maydao Corporation announced the spin-off of Scrap China Corporation effective January 20, 2006.  The spin-off was in the form of a pro-rata share dividend to Maydao Corporation shareholders.  On January 20, 2006, the shareholders of record of Maydao Corporation received one share of Scrap China Corporation for every ten shares of Maydao Corporation.   The remaining undistributed share balance of 2,289,157 was returned to the Scrap China Corporation treasury at no cost from Maydao Corporation.

Note 4 – Income Taxes

The components of the net deferred tax asset as of June 30, 2010 and 2009, are as follows:

As of June 30,	2010	2009
Operating loss carryforwards	$76,627	$69,898
Valuation allowance	(76,627)	(69,898)
Net Deferred Tax Asset	$-	$-

The Company had no income tax expense for the years ended June 30, 2010 and 2009 due to the realization of the net operating loss carry-forwards.

The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the fiscal years ended June 30, 2010 and 2009:

For the Years Ended June 30,	2010	2009
Tax at statutory rate (34%)	$(6,134)	$(6,383)
Change in valuation allowance	6,729	7,003
State tax benefit, net of federal tax effect	(595)	(620)
Provision for Income Taxes	$-	$-

The Company has U.S. federal operating loss carry-forwards of $205,434 that begin to expire in 2026.  The uses of U.S. operating loss carry-forwards are limited and may not be available to offset future income.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Company is neither a large accelerated filer nor an accelerated filer as those terms are defined in Rule 126-2 of the Exchange Act, therefore information is in Item 9A.(T).

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (“SEC”) rules and forms. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010 was completed based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are functioning effectively.

Management's Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate as a result of changes in conditions or deterioration in the degree of compliance.

At June 30, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based on COSO framework.  Based on the assessment, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2010 and provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

This annual report on internal control over financial reporting (“Annual Report”) does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART THREE

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICES, AND CORPORATE GOVERNANCE

Name	Age	Position	Term of Office

Paul Roszel	53	Chief Executive Officer,	Inception to
(Note 1)		President, Director	Present

Richard Ivanovick, C.A	69	Chief Financial Officer	Inception to
		Director	Present

James Roszel	28	Director	2009 to
(Note 1)			Present

Note 1) James Roszel is the son of Paul Roszel

Paul Roszel
For the past five years Mr. Roszel has been responsible for the ongoing development and promotion of the former parent company, Maydao Corporation (formerly RecycleNet Corporation).  Mr. Roszel is the founding director and Chief Executive Officer of Maydao Corporation.  He is a Director of Oldwebsite.com, Inc., a former wholly owned subsidiary of Maydao Corporation.  Mr. Roszel has over 30 years of hands on experience in the recycling industry. He has been actively involved in the development and implementation of collection, processing, transportation and sales/marketing programs for secondary commodities.

Richard Ivanovick
Over the past five years, Mr. Ivanovick, as Chief Financial Officer and a Director of Maydao Corporation (formerly RecycleNet Corporation), a position he has held since 1999, has been directly responsible for the preparation of financial reporting, documents and compliance under the Sarbanes Oxley Act of 2002 and the Securities Exchange Act of 1934.   Mr. Ivanovick, is a registered Chartered Accountant.  He has been the  President of Marsh Tire Service Ltd. since 1977, a company involved in automobile service, sales and leasing in the Guelph, Ontario Canada area.

James Roszel
For the past nine years James Roszel has been responsible for the ongoing marketing, and participated in business development, of Maydao Corporation.  James Roszel is a Director of Maydao Corporation. James Roszel has been the President and a Director of Oldwebsites.com, Inc., formerly Fiberglass.com, Inc., since its inception.

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

ITEM 11:  EXECUTIVE COMPENSATION

The following table shows compensation earned during the years ended June 30, 2010, 2009 and 2008 by the Officers and Directors of the Company. No other miscellaneous compensation was paid or stock options granted during this period.

Name & Principal Positions	Fiscal Year	Salary

Paul Roszel, President & Chairman	2010	$-
	2009	$-
	2008	$-

Richard R Ivanovick , CFO	2010	$-
	2009	$-
	2008	$-

James Roszel, Director	2010	$-
	2009	$-

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

Title	Name & Address	Amount& Nature	Percent
of Class	of Beneficial Owner	of Beneficial	of Class
		Ownership

Common	Inter-Continental	3,858,785	50.04%
	Recycling, Inc. (Note 1)
	7 Darren Place
	Guelph, Ontario Canada

Common	Paul Roszel (Note 2)	174,465	2.26%
	7 Darren Place
	Guelph, Ontario Canada

Common	Richard R. Ivanovick	410,562	5.32%
	23 Cottontail Place
	Cambridge, Ontario Canada

Common	James Roszel (Note 3)	92,348	1.20%
	7 Darren Place
	Guelph, Ontario Canada

Common	Directors, as a Group	4,536,160	58.83%

Note (1) Inter-Continental Recycling Inc. is owned and beneficially held by Mr. Paul Roszel, a director of the Company, and his immediate family.
Note (2) Mr. Roszel owns and beneficially holds 174,465 shares.  In addition, he may be deemed to be a beneficial owner of the 3,858,785 common shares held by Inter-Continental Recycling, Inc.
Note (3) James Roszel is the son of Paul Roszel.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

All Directors of Scrap China Corporation are Directors in the former parent company, Maydao Corporation (formerly RecycleNet Corporation). Maydao Corporation trades publicly as OTC: MYDO and is a "Reporting Company" under the Securities Exchange Act of 1934 and files annual, quarterly and periodic reports with the Securities and Exchange Commission, such as Forms 10-K, 10-Q, and 8-K. The reports are available at the Commission's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, telephone 1-800-SEC-0330 and may be retrieved electronically via the Internet at www.sec.gov.

As at June 30, 2010, the Company had a $185,976 payable to Scrap.Net, Inc.  This resulted from expenses incurred for travel, office, and legal and accounting expenses paid on behalf of Scrap China Corporation.  Additional funds, if required, will be provided by Scrap.Net, Inc. and will be treated as a payable to a related party.  These advances are due on demand and bear no interest.

Inter-Continental Recycling Inc. owns 3,858,785 common shares of Scrap China Corporation.  Inter-Continental Recycling, Inc. is controlled 100% by Mr. Paul Roszel, a director of the company and his immediate family.

Promoters of the Company

The promoter of the Company is Mr. Paul Roszel. Mr. Roszel is the founding Director and CEO of Maydao Corporation (formerly RecycleNet Corporation), the former parent company of Scrap China Corporation.

Description of Securities

The Company has authorized 250,000,000 common shares, of which 7,710,843 common shares were issued and outstanding at June 30, 2010.

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

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Hansen, Barnett & Maxwell, P.C. served as the Company’s Independent Registered Public Accounting Firm for the years ended June 30, 2010 and 2009 and for the period from June 15, 2005 (date of inception) through June 30, 2010, and is expected to serve in that capacity for the current year. Principal accounting fees for professional services rendered for the Company by Hansen, Barnett & Maxwell, P.C. for the years ended June 30, 2010 and 2009 are summarized as follows:

	2010	2009
Audit	$15,000	$13,750
Audit related	–	–
Tax	850	800
All other	–	–

Total	$15,850	$14,550

Audit Fees.  Audit fees were for professional services rendered in connection with the Company’s annual financial statement audits and quarterly reviews of financial statements and review of and preparation of consents for registration statements for filing with the Securities and Exchange Commission.

Tax Fees.  Tax fees related to services for tax compliance and consulting.

Audit Committee Pre-Approval Policies and Procedures.  At its regularly scheduled and special meetings, the Board of Directors, which is comprised of independent directors knowledgeable of financial reporting, considers and pre-approves any audit and non-audit services to be performed by the Company’s independent accountants. The Board of Directors has the authority to grant pre-approvals of non-audit services.

PART FOUR

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

Scrap China Corporation

/s/ Paul Roszel
Paul Roszel, President /Chief Executive Officer
September 2, 2010

/s/ Richard Ivanovick
Richard Ivanovick, C.A., Chief Financial and Accounting Officer
September 2, 2010