Form 10-Q
period 2010-09-30
Scrap China CORP
filed 2010-11-12
CIK 1336388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2010
Commission File Number 000-51503

Scrap China Corporation
--------------------------------------------------------
(Exact Name of registrant as specified in its charter)

Utah	81 - 0674073
-------------------------------------	-----------------
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

4804 Skycrest Park Cove, Salt Lake City, Utah	84108	801-531-0404
--------------------------------------------------------------------	---------	-----------------------------------
(Address of principal executive offices)	(Zip Code)	(Registrant's telephone number)

www.scrapchina.com
----------------------------------------------
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

State the number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date:  November 12, 2010 – 7,710,843

SCRAP CHINA CORPORATION
FORM 10-Q
QUARTER ENDED September 30, 2010

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Balance Sheets – September 30, 2010 and June 30, 2010 (Unaudited)		3

Condensed Statements of Operations for the Three Months Ended September 30, 2010 and 2009 and for the period from June 15, 2005 (Date of Inception) Through September 30, 2010 (Unaudited)		4

Condensed Statements of Cash Flows for the Three Months Ended September 30, 2010 and 2009 and for the period from June 15, 2005 (Date of Inception) Through September 30, 2010 (Unaudited)		5

Notes to Condensed Financial Statements (Unaudited)		6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	8

Item 4T.	Controls and Procedures	8

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	8

Item 1A.	Risk Factors	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3.	Default Upon Senior Securities	9

Item 4.	Submission of Matters to a Vote of Security Holders	9

Item 5.	Other Information	9

Item 6.	Exhibits	9

Signatures		10

SCRAP CHINA CORPORATION
PART I – CONDENSED FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2010	2010
ASSETS
Current Assets
Cash	$282	$291
Total Assets	$282	$291

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued liabilities	$12,555	$9,750
Payable to related parties	186,506	185,976
Total Current Liabilities	199,061	195,726
Stockholders' Deficit
Common shares - par value $0.001 per share; 250,000,000 shares authorized; 7,710,843 shares issued and outstanding, respectively	7,711	7,711
Additional paid-in capital	2,289	2,289
Deficit accumulated during development stage	(208,779)	(205,435)
Total Stockholders' Deficit	(198,779)	(195,435)
Total Liabilities and Stockholders' Deficit	$282	$291

  See the accompanying notes to the condensed unaudited financial statements

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

			For the period from
	For the Three Months Ended		June 15, 2005 (date of
	September 30,		inception) through
	2010	2009	Sepember 30, 2010
Sales	$-	$-	$-
Operating Expenses
Selling, general and adminstrative expenses	3,344	6,331	208,779
Total Operating Expenses	3,344	6,331	208,779
Net Loss	$(3,344)	$(6,331)	$(208,779)

Basic and Diluted Net Loss per Share	$-	$-

Weighted-Average Common Shares Outstanding	7,710,843	7,710,843

  See the accompanying notes to the condensed unaudited financial statements

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period from
	For the Three Months Ended		June 15, 2005 (date of
	September 30,		inception) through
	2010	2009	September 30, 2010
Cash Flows From Operating Activities:
Net loss	$(3,344)	$(6,331)	$(208,779)
Changes in assets and liabilities:
Accrued liabilities	2,805	2,720	12,555
Net Cash From Operating Activities	(539)	(3,611)	(196,224)

Cash Flows From Investing Activities:	-	-	-

Cash Flows From Financing Activities:
Payable to related parties	530	3,602	186,506
Proceeds from sale of common stock	-	-	10,000
Net Cash From Financing Activities	530	3,602	196,506

Net Change in Cash	(9)	(9)	282
Cash at Beginning of Period	291	327	-
Cash at End of Period	$282	$318	$282

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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in conjunction with the Company's annual financial statements included in the Company's annual report on Form 10K as of June 30, 2010 previously filed with the SEC on September 3, 2010.  The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended June 30, 2011.

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

NOTE 2–PAYABLE TO RELATED PARTY
At September 30, 2010 and 2009, the Company owed $186,506 and $170,474, payable to Scrap.Net, Inc., and Maydao Corporation respectively, companies related through common ownership and management.  During the year ended June 30, 2010, and the three months ended September 30, 2010, Scrap.Net, Inc. and Maydao Corporation paid certain expenses for travel, management and legal, and accounting expenses on behalf of Scrap China Corporation. The Company anticipates that Scrap.Net, Inc., if required, would provide additional funds; however, there is no assurance that future advances will be repaid.  These advances are due on demand and bear no interest.

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

The Company anticipates that Scrap.Net Inc, if required, will provide additional funds; however, there is no assurance of future advances from this related party.  Terms for repayment have not been established and the advances are due on demand and bear no interest.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Quarterly Report on Form 10-Q we present the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report based on the disclosure controls evaluation.

Objective of Controls: Our disclosure controls and procedures are designed so that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, and the Board of Directors as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Disclosure Controls and Procedures: Based upon the disclosure controls and procedures evaluation, our CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Reports on Form 8-K

Filed August 18, 2010

Item 8.01  Other Events

Effective August 15, 2010, Scrap China Corporation has re-located.
The new head office address for the Company is as follows:

Scrap China Corporation		Mailing Address:
4804 Skycrest Park Cove	or	P.O. Box 58228
Salt Lake City, Utah		Salt Lake City, Utah
USA 84108		USA, 84158
Telephone: 801 531 0404
Fax: 801 531 0707
Website: www.scrapchina.com
Email: info@scrapchina.com

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Scrap China Corporation

November 12, 2010	/s/ Paul Roszel
Paul Roszel, President and Chairman of the Board of Directors

November 12, 2010	/s/ Richard Ivanovick
Richard Ivanovick, C.A., Chief Financial and Accounting Officer