Form 10-Q
period 2010-12-31
Scrap China CORP
filed 2011-02-11
CIK 1336388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2010
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

State the number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date:  February 11, 2011 – 7,710,843

SCRAP CHINA CORPORATION
FORM 10-Q
QUARTER ENDED December 31, 2010

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets – December 31, 2010 and June 30, 2010 (Unaudited)	3

	Condensed Statements of Operations for the Three and Six Months Ended December 31, 2010 and 2009 and for the period from June 15, 2005 (Date of Inception) Through December 31, 2010 (Unaudited)	4

	Condensed Statements of Cash Flows for the Six Months Ended December 31, 2010 and 2009 and for the period from June 15, 2005 (Date of Inception) Through December 31, 2010 (Unaudited)	5

	Notes to Condensed Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	8

Item 4T.	Controls and Procedures	8

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	8

Item 1A.	Risk Factors	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3.	Default Upon Senior Securities	9

Item 4.	Submission of Matters to a Vote of Security Holders	9

Item 5.	Other Information	9

Item 6.	Exhibits	9

Signatures		10

SCRAP CHINA CORPORATION
PART I – CONDENSED FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2010	2010
ASSETS
Current Assets
Cash	$273	$291
Total Assets	$273	$291

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued liabilities	$16,605	$9,750
Payable to related parties	189,480	185,976
Total Current Liabilities	206,085	195,726
Stockholders' Deficit
Common shares - par value $0.001 per share; 250,000,000 shares authorized;
7,710,843 shares issued and outstanding, respectively	7,711	7,711
Additional paid-in capital	2,289	2,289
Deficit accumulated during development stage	(215,812)	(205,435)
Total Stockholders' Deficit	(205,812)	(195,435)
Total Liabilities and Stockholders' Deficit	$273	$291

See the accompanying notes to the condensed unaudited financial statements

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					For the period from
	For the Three Months Ended		For the Six Months Ended		June 15, 2005 (date of
	December 31,		December 31,		inception) through
	2010	2009	2010	2009	December 31, 2010
Sales	$-	$-	$-	$-	$-
Operating Expenses
Selling, general and adminstrative expenses	7,033	2,061	10,377	8,392	215,812
Total Operating Expenses	7,033	2,061	10,377	8,392	215,812
Net Loss	$(7,033)	$(2,061)	$(10,377)	$(8,392)	$(215,812)

Basic and Diluted Net Loss per Share	$-	$-	$-	$-
Weighted-Average Common
Shares Outstanding	7,710,843	7,710,843	7,710,843	7,710,843

See the accompanying notes to the condensed unaudited financial statements

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period from
	For the Six Months Ended		June 15, 2005 (date of
	December 31,		inception) through
	2010	2009	December 31, 2010
Cash Flows From Operating Activities:
Net loss	$(10,377)	$(8,392)	$(215,812)
Changes in assets and liabilities:
Accrued liabilities	6,855	(3,850)	16,605
Net Cash From Operating Activities	(3,522)	(12,242)	(199,207)

Cash Flows From Investing Activities:	-	-	-

Cash Flows From Financing Activities:
Payable to related parties	3,504	12,224	189,480
Proceeds from sale of common stock	-	-	10,000
Net Cash From Financing Activities	3,504	12,224	199,480

Net Change in Cash	(18)	(18)	273
Cash at Beginning of Period	291	327	-
Cash at End of Period	$273	$309	$273

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

NOTE 2–PAYABLE TO RELATED PARTY
At December 31, 2010 and 2009, the Company owed $189,480 and $177,324, payable to Scrap.Net, Inc., and Maydao Corporation respectively, companies related through common ownership and management.  During the year ended June 30, 2010, and the six months ended December 31, 2010, Scrap.Net, Inc. and Maydao Corporation paid certain expenses for travel, management and legal, and accounting expenses on behalf of Scrap China Corporation. The Company anticipates that Scrap.Net, Inc., if required, would provide additional funds; however, there is no assurance that future advances will be repaid.  These advances are due on demand and bear no interest.

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

On June 15, 2005, upon inception of the Company, Maydao Corporation provided initial capital of $10,000 by purchasing 10,000,000 common shares (100%).  On November 30, 2005, Maydao announced the spin-off of Scrap China Corporation effective January 20, 2006. The spin-off was in the form of a pro-rata share dividend to Maydao Corporation common shareholders. On January 20, 2006, the common shareholders of record of Maydao Corporation received one share of Scrap China Corporation for every ten shares of Maydao Corporation. The remaining undistributed share balance of 2,289,157 shares, was returned to the Scrap China Corporation treasury at no cost from Maydao Corporation. The balance of issued and outstanding shares of Scrap China Corporation as of December 31, 2010 was 7,710,843.

On September 30, 2009, Maydao Corporation re-organized, resulting in the centralization of all of its recycling operations and websites into Scrap.Net Inc., a wholly owned subsidiary of Maydao Corporation.

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

Management’s Report on Disclosure Controls and Procedures: Based upon the disclosure controls and procedures evaluation, our CEO and CFO have concluded that as of the end of the period covered by this report; our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II – OTHER INFORMATION

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
None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On December 14, 2010, Scrap China Corporation (the “Company”) held its Annual Meeting of Shareholders at The Little America Hotel, 500 South Main Street, Salt Lake City, Utah.

The following information are the results of the matters voted on by the shareholders at the Annual Meeting.

1.	Election of Directors

Paul Roszel, Richard Ivanovick and James Roszel were elected to the Board of Directors for the ensuing year.

Name	For	Against/Withheld	Abstain	Broker Non-Votes
Paul Roszel	5,279,589	0	0	0
Richard Ivanovick	5,279,589	0	0	0
James Roszel	5,279,589	0	0	0
2.	Ratification of the appointment of Hansen, Barnett & Maxwell, P.C. as the Company’s independent registered public accounting firm for the coming year.

For	Against/Withheld	Abstain	Broker Non-Votes
5,279,589	0	0	0

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

Reports on Form 8-K
Filed on December 16, 2010
Item 5.07 Submission of Matters to a Vote of Security Holders

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

Scrap China Corporation

February 11, 2011	/s/ Paul Roszel
Paul Roszel, President and Chairman of the Board of
Directors

February 11, 2011	/s/ Richard Ivanovick
Richard Ivanovick, C.A., Chief Financial and
Accounting Officer