Form 10-K/A
period 2010-06-30
Scrap China CORP
filed 2011-02-23
CIK 1336388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K /A

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

Amendment to the Annual Report of Form 10-K for the Year Ended June 30, 2010

Explanatory Note

Scrap China Corporation (the "Company") is filing this Amendment on Form 10-K/A to amend our annual report filed on Form 10-K for the period ended June 30, 2010 which was originally filed on September 3, 2010.

This amendment includes a revised report in Item 9A (T) to include a more comprehensive definition of our disclosure controls and procedures and also to clearly indicate that the disclosure controls and procedures were effective.

Also ammended in this revised report are the Principal Executive Officer and Principal Financial Officer Section 302 certifications for the fiscal year ended June 30, 2010 Form 10-K to include the introductory language of Paragraph 4 and the language of Paragraph 4(b) of Item 601(b)(31) of Regulation S-K.

All other disclosures and exhibits as filed in our Form 10-K filed on September 3, 2010 are hereby incorporated by reference.

There are no other changes to the original Form 10-K, other than those outlined in this document.

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

At June 30, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the assessment, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2010 and provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

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

Scrap China Corporation

/s/ Paul Roszel
Paul Roszel, President /Chief Executive Officer
February 23, 2011

/s/ Richard Ivanovick
Richard Ivanovick, C.A., Chief Financial and Accounting Officer
February 23, 2011