Form 10-K/A
period 2010-06-30
Scrap China CORP
filed 2011-03-01
CIK 1336388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A

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

Also amended in this revised report are the:
a) Principal Executive Officer and Principal Financial Officer Section 302 certifications for the fiscal year ended June 30, 2010 Form 10-K to include the introductory language of Paragraph 4 and the language of Paragraph 4(b) of Item 601(b)(31) of Regulation S-K
b) Principal Executive Officer and Principal Financial Officer Section 906 certifications for the fiscal year ended June 30, 2010 Form 10-K to correct the dates on these certifications.

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

Scrap China Corporation

/s/ Paul Roszel
Paul Roszel, President /Chief Executive Officer
March 1, 2011

/s/ Richard Ivanovick
Richard Ivanovick, C.A., Chief Financial and Accounting Officer
March 1, 2011