Form 10-Q
period 2011-03-31
Scrap China CORP
filed 2011-05-13
CIK 1336388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2011
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

State the number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date:  May 13, 2011 – 7,710,843

SCRAP CHINA CORPORATION
FORM 10-Q
QUARTER ENDED March 31, 2011

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Balance Sheets – March 31, 2011 and June 30, 2010 (Unaudited)		3

Condensed Statements of Operations for the Three and Nine Months Ended March 31, 2011 and 2010 and for the period from June 15, 2005 (Date of Inception) Through March 31, 2011 (Unaudited)		4

Condensed Statements of Cash Flows for the Nine Months Ended March 31, 2011 and 2010 and for the period from June 15, 2005 (Date of Inception) Through March 31, 2011 (Unaudited)		5

Notes to Condensed Financial Statements (Unaudited)		6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	8

Item 4T.	Controls and Procedures	8

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	8

Item 1A.	Risk Factors	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3.	Default Upon Senior Securities	9

Item 4.	Submission of Matters to a Vote of Security Holders	9

Item 5.	Other Information	9

Item 6.	Exhibits	9

Signatures		10

SCRAP CHINA CORPORATION
PART I – CONDENSED FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
	2011	2010
ASSETS
Current Assets
Cash	$264	$291
Total Assets	$264	$291

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued liabilities	$19,605	$9,750
Payable to related parties	189,967	185,976
Total Current Liabilities	209,572	195,726
Stockholders' Deficit
Common shares - par value $0.001 per share; 250,000,000 shares authorized;
7,710,843 shares issued and outstanding, respectively	7,711	7,711
Additional paid-in capital	2,289	2,289
Deficit accumulated during development stage	(219,308)	(205,435)
Total Stockholders' Deficit	(209,308)	(195,435)
Total Liabilities and Stockholders' Deficit	$264	$291

See the accompanying notes to the condensed unaudited financial statements.

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					For the period from
	For the Three Months Ended		For the Nine Months Ended		June 15, 2005 (date of
	March 31,		March 31,		inception) through
	2011	2010	2011	2010	March 31, 2011
Sales	$-	$-	$-	$-	$-
Operating Expenses
Selling, general and
adminstrative expenses	3,496	3,199	13,873	11,591	219,308
Total Operating Expenses	3,496	3,199	13,873	11,591	219,308
Net Loss	$(3,496)	$(3,199)	$(13,873)	$(11,591)	$(219,308)

Basic and Diluted Net Loss per Share	$-	$-	$-	$-
Weighted-Average Common
Shares Outstanding	7,710,843	7,710,843	7,710,843	7,710,843

See the accompanying notes to the condensed unaudited financial statements.

SCRAP CHINA CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period from
	For the Nine Months Ended		June 15, 2005 (date of
	March 31,		inception) through
	2011	2010	March 31, 2011
Cash Flows From Operating Activities:
Net loss	$(13,873)	$(11,591)	$(219,308)
Changes in assets and liabilities:
Accrued liabilities	9,855	(4,300)	19,605
Net Cash From Operating Activities	(4,018)	(15,891)	(199,703)

Cash Flows From Investing Activities:	-	-	-

Cash Flows From Financing Activities:
Payable to related parties	3,991	15,864	189,967
Proceeds from sale of common stock	-	-	10,000
Net Cash From Financing Activities	3,991	15,864	199,967

Net Change in Cash	(27)	(27)	264
Cash at Beginning of Period	291	327	-
Cash at End of Period	$264	$300	$264

See the accompanying notes to the condensed unaudited financial statements.

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

Business Condition — The Company has limited operating history and it has not yet been able to develop and execute its business plan.  This situation raises substantial doubt about its ability to continue as a going concern. The Company plans to fund its operations by issuing equity securities or loans from related parties. Success in these efforts is not assured.  The Board of Directors has discussed an orderly dissolution of the Company in the event the Company is unable to continue as a going concern due to the lack of operations and inability to obtain financing or merger/acquisition candidates. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 2–PAYABLE TO RELATED PARTY
At March 31, 2011 and 2010, the Company owed $189,967 and $180,964, payable to Scrap.Net, Inc., a company related through common ownership and management.  During the year ended June 30, 2010, and the nine months ended March 31, 2011, Scrap.Net, Inc. paid certain expenses for travel, management and legal, and accounting expenses on behalf of Scrap China Corporation. The Company anticipates that Scrap.Net, Inc., if required, would provide additional funds; however, there is no assurance that future advances will be repaid.  These advances are due on demand and bear no interest.

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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II – OTHER INFORMATION

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

Scrap China Corporation

May 13, 2011	/s/ Paul Roszel
Paul Roszel, President and Chairman of the Board of
Directors

May 13, 2011	/s/ Richard Ivanovick
Richard Ivanovick, C.A., Chief Financial and
Accounting Officer